Form 10-Q
period 1996-03-31
PRESTIGE BANCORP INC
filed 1996-06-27
CIK 1011145

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                         Commission File Number 0-00000

                             PRESTIGE BANCORP, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                           25-1785128
     -----------------------------------------       ---------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)             Identification Number)

                     710 Old Clairton Road
                 PLEASANT HILLS, PENNSYLVANIA                   15236
                 ----------------------------            --------------------
 (Address of principal executive office)                      (Zip Code)

                                 (412) 655-1190
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes          No   X
                                                   -------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 27, 1996, there were issued and outstanding 963,023 shares of the registrant's common stock, par value $1.00 per share.

==============================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                       PAGE

Item 1.       Financial Statements

              Statements of Financial Condition of Prestige Bank, F.S.B.
              as of March 31, 1996 (unaudited) and December 31, 1995                                       1

              Statements of Income of Prestige Bank, F.S.B. for the three months
              ended March 31, 1996 and 1995 (unaudited)                                                    2

              Statements of Equity of Prestige Bank, F.S.B. for the three months
              ended March 31, 1996 and 1995 (unaudited)                                                    3

              Statements of Cash Flows of Prestige Bank, F.S.B. for the three
              months ended March 31, 1996 and 1995 (unaudited)                                             4

              Notes to Financial Statements (unaudited)                                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                               10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                           13
Item 2.       Changes in Securities                                                                       13
Item 3.       Defaults upon Senior Securities                                                             13
Item 4.       Submission of Matters to a Vote of Security-Holders                                         13
Item 5.       Other Information                                                                           13
Item 6.       Exhibits and Reports on Form 8-K                                                            13

SIGNATURES                                                                                                14

     The financial statements of Prestige Bancorp, Inc. have been omitted because Prestige Bancorp, Inc. has been incorporated, but has not conducted any business other than of an organizational nature.

                             PRESTIGE BANK, F.S.B.

                        STATEMENTS OF FINANCIAL CONDITION

                                                              MARCH 31,
                                                                1996             DECEMBER 31,
                                                             (UNAUDITED)            1995
                                                             -----------         ------------
                  ASSETS

Cash and due from banks                                      $   624,386          $   779,397
Interest-bearing deposits with banks                           1,743,549            3,614,270

Investment securities:
  Available for sale                                          11,585,577            7,491,045
  Held to maturity (market value $13,515,574 and
    $15,193,150, respectively)                                13,669,234           15,074,601

Loans                                                         62,736,659           61,737,509

  Less- Unearned income                                           43,990               42,204
        Allowance for loan losses                                296,100              287,060
                                                             -----------          -----------
          Net loans                                           62,396,569           61,408,245
                                                             -----------          -----------
Federal Home Loan Bank stock, at cost                            735,400              733,700
Premises and equipment, net                                    1,872,859            1,868,569
Accrued interest receivable                                      580,017              573,548
Deferred tax asset                                                52,524                 -
Other assets                                                     452,327              297,280
                                                             -----------          -----------
Total assets                                                 $93,712,443          $91,840,655
                                                             ===========          ===========

          LIABILITIES AND EQUITY

Liabilities:
  Noninterest-bearing deposits                               $ 1,762,670          $ 2,082,444
  Interest-bearing deposits                                   80,076,730           78,648,228
                                                             -----------          -----------
          Total deposits                                      81,839,400           80,730,672

  Payable for purchase of investment securities                  997,800                 -
  Federal Home Loan Bank advances                              2,977,000            2,977,000
  Advance payments by borrowers for taxes and
    insurance                                                    548,560              571,780
  Income taxes payable                                           104,601               71,149
  Deferred tax liability                                            -                  45,317
  Other liabilities                                              159,654              266,762
                                                             -----------          -----------
          Total liabilities                                   86,627,015           84,662,680

                                                             -----------          -----------
Equity:
  Retained earnings - substantially restricted                 7,303,098            7,245,432
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes                 (217,670)             (67,457)
                                                             -----------          -----------
          Total equity                                         7,085,428            7,177,975
                                                             -----------          -----------
Total liabilities and equity                                 $93,712,443          $91,840,655
                                                             ===========          ===========

                             PRESTIGE BANK, F.S.B.

                              STATEMENTS OF INCOME

                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    ------------------------------------
                                                        1996                     1995
                                                    ------------             -----------
Interest income:
  Interest and fees on loans                           $1,129,164             $ 1,038,641
  Interest on mortgage-backed
    securities                                            246,207                 249,410
  Interest and dividends on
    other investment securities                           122,727                  79,032
  Interest on deposits in other
    financial institutions                                 35,480                   9,510
                                                       ----------             -----------
          Total interest income                         1,533,578               1,376,593
                                                       ----------             -----------
Interest expense:
  Interest on deposits                                    859,286                 713,889
  Advances from Federal Home
    Loan Bank                                              46,269                  64,636
                                                       ----------             -----------
          Total interest expense                          905,555                 778,525
                                                       ----------             -----------
          Net interest income                             628,023                 598,068

Provision for loan losses                                   9,000                   9,000
                                                       ----------             -----------
          Net interest income
            after provision
            for loan losses                               619,023                 589,068
                                                       ----------             -----------
Other income:
  Fees and service charges                                 60,673                  48,599
  Other income (loss), net                                  9,383                 (18,510)
                                                       ----------             -----------
          Total other income                               70,056                  30,089
                                                       ----------             -----------
Other expenses:
  Salaries and employee benefits                          284,882                 252,002
  Premises and occupancy costs                             83,616                  80,677
  Federal deposit insurance
    premiums                                               44,609                  42,606
  Data processing costs                                    43,393                  42,424
  Advertising costs                                        18,068                  23,681
  Federal Home Loan Bank deposit and
    demand account charges                                 36,845                  33,700
  ATM transaction fees                                     21,559                  19,437
  Other expenses                                           62,515                  72,479
                                                       ----------             -----------
          Total other expenses                            595,487                 567,006
                                                       ----------             -----------
          Income before income
            tax expense                                    93,592                  52,151

Income tax expense                                         35,926                  18,150
                                                       ----------             -----------
Net income                                             $   57,666             $    34,001
                                                       ==========             ===========

                             PRESTIGE BANK, F.S.B.

                              STATEMENTS OF EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                                  NET UNREALIZED
                                                                HOLDING LOSSES ON
                                                                AVAILABLE FOR SALE
                                            RETAINED                SECURITIES,
                                            EARNINGS               NET OF TAXES                    TOTAL
                                            --------            ------------------              ----------
Balance, December 31, 1995                 $7,245,432               $ (67,457)                  $7,177,975
  Net income                                   57,666                    -                          57,666
  Increase in net unrealized
    holding losses on
    available for sale
    securities                                   -                   (150,213)                    (150,213)
                                           ----------               ---------                   ----------
Balance, March 31, 1996                    $7,303,098               $(217,670)                  $7,085,428
                                           ==========               =========                   ==========


Balance, December 31, 1994                 $7,084,573               $ (35,463)                  $7,049,110
  Net income                                   34,001                    -                          34,001
  Increase in net unrealized
    holding losses on
    available for sale
    securities                                   -                     (5,392)                      (5,392)
                                           ----------               ---------                   ----------
Balance, March 31, 1995                    $7,118,574               $ (40,855)                  $7,077,719
                                           ==========               =========                   ==========

                             PRESTIGE BANK, F.S.B.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                         -----------------------------------
                                                             1996                    1995
                                                         ------------            -----------
Operating activities:
  Net income                                                $   57,666            $    34,001
                                                            ----------            -----------
  Adjustments to reconcile net income
    to net cash (used) provided by operating
    activities-
      Depreciation of premises and equipment                    41,259                 33,299
      Amortization of premiums and discounts,
        net                                                     (1,764)                  (923)
      Loss on sale of premises and equipment                      -                    28,533
      Provision for loan losses                                  9,000                  9,000
      Deferred income taxes                                      2,277                    (37)
      (Decrease) increase in other liabilities                (107,108)                 6,106
      Increase (decrease) in income taxes payable               33,452                (19,251)
      (Increase) decrease in accrued
        interest receivable                                     (6,469)                 4,253
      Increase in other assets                                 (36,657)               (68,942)
      Other, net                                                 1,786                 (2,523)
                                                            ----------            -----------
          Total adjustments                                    (64,224)               (10,485)
                                                            ----------            -----------
          Net cash (used) provided by
            operating activities                                (6,558)                23,516
                                                            ----------            -----------
Investing activities:
  Loan originations                                         (3,337,921)            (2,636,350)
  Principal payments on loans                                2,338,811              1,932,981
  Principal payments on mortgage-backed securities
    available for sale                                         173,585                   -
  Principal payments on mortgage-backed securities
    held to maturity                                           404,366                312,390
  Purchases of-
    Mutual fund investments available for sale                 (16,097)               (16,184)
    Investment securities available for sale                (3,501,787)                  -
    Investment securities held to maturity                        -                  (499,219)
  Maturities of-
    Investment securities held to maturity                   1,000,000                500,000
  Purchase of premises and equipment                           (45,549)              (332,215)
  Proceeds from sale of premises and equipment                    -                    89,162
  Purchase of Federal Home Loan Bank stock                      (1,700)               (40,000)
                                                            ----------            -----------
          Net cash used by investing activities             (2,986,292)              (689,435)
                                                            ----------            -----------
Financing activities:
  Net change in advance payments by
    borrowers for taxes and insurance                          (23,220)               (33,546)
  Payments on Federal Home Loan Bank advances                     -                  (650,000)
  Net increase (decrease) in money market,
    NOW and passbook savings accounts                          777,949             (1,169,961)
  Net increase in certificate accounts                         330,779              2,670,707
  Other                                                       (118,390)                  -
                                                           -----------            -----------
          Net cash provided by financing activities            967,118                817,200
                                                           -----------            -----------
Net (decrease) increase in cash and
  cash equivalents                                          (2,025,732)               151,281

Cash and cash equivalents at beginning
  of period                                                  4,393,667              1,540,231
                                                           -----------            -----------
Cash and cash equivalents at end of period                 $ 2,367,935            $ 1,691,512
                                                           ===========            ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
      income taxes                                         $    20,000            $    10,770
                                                           ===========            ===========
    Cash paid during the period for
      interest on deposits and borrowings                  $   905,879            $   778,204
                                                           -----------            -----------
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate
      owned                                                $      -               $    31,344
                                                           ===========            ===========

                             PRESTIGE BANCORP, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION:

     Prestige Bancorp, Inc. (the Corporation) was incorporated under Pennsylvania law in March 1996 by Prestige Bank, F.S.B. (the Bank) in connection with the Plan of Conversion (see Notes 8 and 9) of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank, the issuance of the Bank's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the Conversion). Upon consummation of the Conversion, the Corporation will become the unitary bank holding company for the Bank. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Bank since the Corporation was not active during any of the periods presented. No pro forma effect has been given to the sale of the Corporation's common stock under the Plan of Conversion.

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Bank believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, contained in the Corporation's prospectus dated May 13, 1996, included in the Form S-1 Registration Statement (No. 333-2692).

2. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                       MARCH 31, 1996
                                                             --------------------------------
                                                               AMORTIZED             MARKET
                                                                  COST               VALUE
                                                             -------------       ------------
U.S. government and government
  agency obligations due within one year                       $   500,202        $   497,031
U.S. government and government
  agency obligations due within five years                       2,002,069          1,987,341
Federal Home Loan Mortgage
  Corporation (FHLMC) certificates                               9,495,799          9,333,209
Government National Mortgage
  Association (GNMA) certificates                                1,524,172          1,545,818
Federal National Mortgage Association
  (FNMA) certificates                                              146,992            152,175
                                                               -----------        -----------
                                                               $13,669,234        $13,515,574
                                                               ===========        ===========

Investment securities available for sale:

                                                                       MARCH 31, 1996
                                                             --------------------------------
                                                                                     MARKET
                                                                  COST               VALUE
                                                             -------------       ------------
U.S government and government
  agency obligations due within five years                     $ 1,999,271          1,939,688
U.S. government and government
  agency obligations due within 10 years                         1,503,132          1,445,316
U.S. government and government
  agency obligations due within 15 years                         2,997,800          2,915,560
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates                                           2,766,772          2,709,426
Federal National Mortgage Association
  (FNMA) certificates                                            1,378,388          1,302,027
Mutual fund investment                                           1,302,935          1,273,560
                                                               -----------        -----------
                                                               $11,948,298        $11,585,577
                                                               ===========        ===========

3. LOANS RECEIVABLE:

Loans receivable are summarized as follows:


                                                                  MARCH 31,
                                                                    1996
                                                                 ----------
Commercial, including commercial secured by real estate          $   700,865
                                                                 -----------
Real estate loans:
  1-4 family                                                      55,916,216
  Construction                                                         -
                                                                 -----------
                                                                  55,916,216

  Less-Undisbursed loan proceeds                                       -
        Deferred loan fees                                            43,990
                                                                 -----------
                                                                  55,872,226
                                                                 -----------
Consumer loans:
  Share                                                              496,689
  Automobile                                                         858,044
  Home equity                                                      2,247,105
  Student                                                          2,235,556
  Credit cards                                                       281,612
  Other                                                                  572
                                                                 -----------
                                                                   6,119,578
                                                                 -----------
                                                                  62,692,669
Less-Allowance for loan losses                                       296,100
                                                                 -----------
                                                                 $62,396,569
                                                                 ===========

4. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:




                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         1996              1995
                                                       --------          -------

Balance at beginning of period                         $287,060          $303,312
Provision for loan losses                                 9,000             9,000
Charge-offs                                                -               (9,429)
Recoveries                                                   40               319
                                                       --------          --------
Balance at end of period                               $296,100          $303,202
                                                       ========          ========


5. DEPOSITS:

Deposits are summarized as follows:

                                                                 MARCH 31,
                                                                    1996
                                                               -------------

Total noninterest-bearing deposits                              $ 1,762,670
                                                                ===========
Interest-bearing deposits:
  Money market demand accounts                                  $ 9,659,942
  NOW accounts                                                    7,774,466
  Passbook and club accounts                                     16,469,848
                                                                -----------
                                                                 33,904,256
                                                                -----------
Certificate accounts:
  Due within one year                                            29,106,474
  Due after one but within three years                           11,716,000
  Thereafter                                                      5,350,000
                                                                -----------
                                                                 46,172,474
                                                                -----------
Total interest-bearing deposits                                 $80,076,730
                                                                ===========

Deposits of $100,000 or more                                    $ 6,673,174
                                                                ===========

6. INCOME TAXES:

The provision for income taxes is as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,

                                                             ---------------------------
                                                                1996            1995
                                                             -----------     -----------
            Federal                                           $29,294         $ 14,240
            State                                               6,632            3,910
                                                              -------          -------
                                                              $35,926          $18,150
            Total income tax expense                          =======          =======

7. RELATED PARTY TRANSACTIONS:

     Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 1996, and December 31, 1995, amounted to $185,206 and $192,018, respectively.

8. PLAN OF CONVERSION:

     On February 14, 1996, the Bank's Board of Directors adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to a to-be-formed holding company, Prestige Bancorp, Inc., a Pennsylvania corporation. The Plan provides that the holding company will offer nontransferable subscription rights to purchase common stock of the holding company. The rights will be offered first to eligible account holders of record, a tax-qualified employee stock ownership plan to be adopted by the Bank, supplemental eligible account holders, certain other depositors and borrowers, and directors, officers and employees. Rights remaining unsold after the subscription offering, if any, will be offered for sale to the public. The costs of issuing the common stock will be deducted from the proceeds of the stock offering. If the offering is unsuccessful for any reason, such costs will be charged to operations.

     At the date of the conversion, the Bank will establish a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.

     In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

     The Bank may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Bank's equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

     The Bank will continue to be regulated by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation (FDIC), which insures the Bank's deposits. In addition, the Bank will continue to be a member of the Federal Home Loan Bank System and all insured savings deposits will continue to be insured by the FDIC up to the maximum provided by law.

9. SUBSEQUENT EVENT:

     At a special meeting of the eligible depositors and members of the Bank on June 19, 1996, a vote was held whereby the conversion discussed in the aforementioned footnote was approved. The subscription proceeds, before any conversion expenses, and shares (including 77,041 shares acquired by the Employee Stock Ownership Plan) were $9,630,230 and 963,023, respectively. The closing is expected by the end of the second quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At March 31, 1996, the Bank's total assets amounted to $93.7 million compared with $91.8 million at December 31, 1995. The $1.9 million or 2.1% increase was primarily due to an increase of $1.0 million or 1.6% in loans receivable and an increase of $2.7 million or 11.9% in investment securities. Such increases were offset in part by a $2.0 million or 46.1% decrease in cash and cash equivalents. Such increase in assets was funded through an increase in deposits of $1.1 million or 1.4% to $81.8 million at March 31, 1996. Equity amounted to $7.1 million or 7.6% of total assets at March 31, 1996, compared to $7.2 million or 7.8% of total assets at December 31, 1995. The decrease in equity of approximately $100,000, during the three-month period, was due to the change in market value of securities available for sale, offset by net income for the period. Such market decline was a result of an increase in interest rates.

     The Bank's nonperforming assets decreased by $39,000 or 11.2% to $309,000 at March 31, 1996, compared to $348,000 at December 31, 1995. Such decrease was primarily due to collections and payoffs received by the Bank.

RESULTS OF OPERATIONS

     GENERAL--The Bank had net income of $58,000 for the three months ended March 31, 1996, compared to $34,000 for the same period in 1995. The increase in net income was primarily due to an increase in net interest income of $30,000 or 5.0% to $628,000 for the three months ended March 31, 1996, compared with the same period in 1995. Such increase was due to an increase of $157,000 or 11.4% in interest income, which was only partially offset by an increase of $127,000 or 16.3% in interest expense.

     INTEREST INCOME--The Bank reported interest income of $1.53 million for the three months ended March 31, 1996, compared to $1.38 million for the same period in 1995. The increase in interest income was primarily due to an increase in interest income on loans as a result of increased origination activity and increased pricing on adjustable rate loans, as well as an increase in the average yield earned on interest-earning assets, primarily investment securities and mortgage-backed securities, from 6.48% for the three months ended March 31, 1995, to 6.85% for the three months ended March 31, 1996.

     INTEREST EXPENSE--The increase in interest expense was due to an increase in deposits and the increase in the average cost of interest-bearing liabilities from 3.91% for the three months ended March 31, 1995, to 4.30% for the three months ended March 31, 1996. Such increase was primarily due to an increase in rates offered by the Bank on certain deposit products to respond to rates offered by other financial institutions in its market area. In addition, a portion of the Bank's deposit base shifted from core deposit accounts to higher interest-bearing certificates of deposit. At March 31, 1996, core deposit accounts and certificates of deposit accounted for approximately 43.6% and 56.4% of total deposits, respectively, compared to 47.2% and 52.8% of total deposits, respectively, at March 31, 1995. The 39 basis point increase in the average rate paid on interest-bearing liabilities more than offset the 37 basis point increase in average yield earned on interest-earning assets for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, resulting in a decrease in the average interest rate spread from 2.57% for the three months ended March 31, 1995, to 2.55% for the comparable 1996 period.

     PROVISION FOR LOAN LOSSES--During the three months ended March 31, 1996 and 1995, the Bank recorded a provision for losses on loans of $9,000 and $9,000, respectively. The Bank recorded such provisions to adjust the Bank's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Bank, industry standards and economic conditions in the Bank's market area.

     OTHER INCOME--Other income increased to $70,000 for the three months ended March 31, 1996, compared to $30,000 for the three months ended March 31, 1995. Such increase was primarily due to additional mortgage applications and, conversely, during the first quarter of 1995, the Bank recognized a loss of $28,000 on the sale of its previous Mt. Oliver branch building.

     OTHER EXPENSES--Other expenses increased $28,000 to $595,000 for the three months ended March 31, 1996, compared to $567,000 for the same period in 1995. Such increase was primarily due to the expenses related to increased employees, increases in salary and increases in benefit costs.

     INCOME TAXES--The Bank incurred a provision for income taxes of $36,000 and $18,000 for the three months ended March 31, 1996 and 1995, respectively. Such increase was primarily due to increased income.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Bank invests in short-term, interest-earning assets which provides liquidity to meet lending requirements. At March 31, 1996, the Bank had $3.0 million of outstanding advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Additionally, the Bank has a revised revolving credit commitment from the FHLB of Pittsburgh of $6.5 million, all of which remained available for borrowing at March 31, 1996.

     During the three months ended March 31, 1996 and 1995, the Bank's operating activities used net cash of approximately $7,000 and provided net cash of approximately $24,000, respectively. The primary reason for this change was the decrease in other liabilities of approximately $113, 000 offset by an increase in income taxes payable and net income of approximately $53,000 and $24,000, respectively.

     Net cash used by investing activities was approximately $2.3 million more between years for the first quarter. During the first quarter of 1996, the Bank originated approximately $1.0 million in new loans in excess of principal payments received on existing loans. This was approximately $300,000 greater than in 1995. Also during the first quarter of 1996, the Bank purchased $3.5 million of investment securities available for sale while $1.0 million of held to maturity investment securities matured. Conversely, during the first quarter of 1995, the Bank's purchase of securities nearly equaled its proceeds from maturities of securities.

     Net cash provided by financing activities for the first quarter was approximately $1.0 million, attributable to increases in both core deposits and certificates of deposit, offset by expenses paid relating to the conversion. During the same period last year, the Bank experienced a $1.2 million decrease in core deposits and a $2.7 million increase in certificates of deposit, which was in part due to a shifting among deposit products.

     The increase in deposits, as well as some of the existing cash held in interest-bearing accounts as of the beginning of the year, was the primary source of funds for the Bank's additional investments in available for sale securities and net new loans. While the Bank was able to fund these loans with available cash, during the second quarter, as loan commitments are funded along with other loan applications received during the second quarter, which may be approved, borrowings will probably be necessary from the FHLB of Pittsburgh.

     As of March 31, 1996, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 7.76%, 7.76% and 18.93%, respectively, compared to regulatory requirements of 1.50%, 4.00% and 8.00%, respectively.

PRESTIGE BANCORP, INC.

                                    PART II

Item 1.       LEGAL PROCEEDINGS

              Neither the Corporation nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2.       CHANGES IN SECURITIES

              Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              Not applicable.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRESTIGE BANCORP, INC.

Dated:  June 27, 1996                      By: /S/ ROBERT S. ZYLA
                                               -----------------------------
                                                   Robert S. Zyla, President


Dated:  June 27, 1996                      By: /S/ JAMES M. HEIN
                                               -----------------------------
                                                   James M. Hein, Controller