Form 10-Q
period 1996-06-30
PRESTIGE BANCORP INC
filed 1996-08-14
CIK 1011145

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to __________________

                         Commission File Number 0-27522

                            PRESTIGE BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            25-1785128
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        710 OLD CLAIRTON ROAD
     PLEASANT HILLS, PENNSYLVANIA                                  15236
- ---------------------------------------                         ----------
(Address of principal executive office)                         (Zip Code)

                                 (412) 655-1190
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 1996, there were issued and outstanding 963,023 shares of the registrant's common stock, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                       PAGE
- ------------------------------                                                                       ----
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition of Prestige Bancorp, Inc.
         as of June 30, 1996 (unaudited) and December 31, 1995                                         1

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
         months ended June 30, 1996 and 1995 (unaudited)                                               2

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the
         six months ended June 30, 1996 and 1995 (unaudited)                                           3

         Consolidated Statements of Equity of Prestige Bancorp, Inc. for the six months
         ended June 30, 1996 and 1995 (unaudited)                                                      4

         Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
         months ended June 30, 1996 and 1995 (unaudited)                                               5

         Notes to Financial Statements (unaudited)                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                11

PART II. OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings                                                                            14
Item 2.  Changes in Securities                                                                        14
Item 3.  Defaults upon Senior Securities                                                              14
Item 4.  Submission of Matters to a Vote of Security-Holders                                          14
Item 5.  Other Information                                                                            14
Item 6.  Exhibits and Reports on Form 8-K                                                             14

SIGNATURES                                                                                            15
- ----------

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      June 30,
                                                        1996        December 31,
                                                    (Unaudited)         1995
                                                    ------------    ------------
                  ASSETS
                  ------

Cash and due from banks                             $    610,858     $   779,397
Interest-bearing deposits with banks                   5,009,933       3,614,270
Investment securities:
  Available for sale                                  11,171,796       7,491,045
  Held to maturity (market value $12,925,161 and
    $15,193,150, respectively)                        13,202,353      15,074,601

Loans                                                 69,225,559      61,737,509

  Less- Unearned income                                   43,148          42,204
        Allowance for loan losses                        305,120         287,060
        Loans in process                                 367,048              --
                                                    ------------     -----------
          Net loans                                   68,510,243      61,408,245
                                                    ------------     -----------
Federal Home Loan Bank stock, at cost                    735,400         733,700
Premises and equipment, net                            1,921,551       1,868,569
Accrued interest receivable                              730,437         573,548
Deferred tax asset                                       118,053              --
Other assets                                             598,132         297,280
                                                    ------------     -----------
Total assets                                        $102,608,756     $91,840,655
                                                    ============     ===========

          LIABILITIES AND EQUITY
          ----------------------

Liabilities:
  Noninterest-bearing deposits                      $  2,010,932     $ 2,082,444
  Interest-bearing deposits                           80,617,983      78,648,228
                                                    ------------     -----------
          Total deposits                              82,628,915      80,730,672

  Federal Home Loan Bank advances                      3,477,000       2,977,000
  Advance payments by borrowers for taxes and
    insurance                                            803,294         571,780
  Income taxes payable                                    89,105          71,149
  Deferred tax liability                                      --          45,317
  Other liabilities                                      337,814         266,762
                                                    ------------     -----------
          Total liabilities                           87,336,128      84,662,680
                                                    ------------     -----------
Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                  --              --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and
    outstanding                                          963,023              --
  Additional paid-in-capital                           8,005,781              --
  Unearned ESOP shares                                  (770,410)             --
  Retained earnings - substantially restricted         7,387,875       7,245,432
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes         (313,641)        (67,457)
                                                    ------------     -----------
          Total equity                                15,272,628       7,177,975
                                                    ------------     -----------
Total liabilities and equity                        $102,608,756     $91,840,655
                                                    ============     ===========

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
Interest income:
  Interest and fees on loans                         $1,205,124       $1,053,259
  Interest on mortgage-backed
    securities                                          236,762          252,424
  Interest and dividends on
    other investment securities                         168,162           85,043
  Interest on deposits in other
    financial institutions                               20,637           17,323
                                                     ----------       ----------
          Total interest income                       1,630,685        1,408,049
                                                     ----------       ----------
Interest expense:
  Interest on deposits                                  849,638          808,280
  Advances from Federal Home
    Loan Bank                                            65,866           42,926
                                                     ----------       ----------
          Total interest expense                        915,504          851,206
                                                     ----------       ----------
          Net interest income                           715,181          556,843

Provision for loan losses                                 9,000            9,000
                                                     ----------       ----------
          Net interest income
            after provision
            for loan losses                             706,181          547,843
                                                     ----------       ----------
Other income:
  Fees and service charges                               68,705           48,678
  Other income, net                                       9,364            9,450
                                                     ----------       ----------
          Total other income                             78,069           58,128
                                                     ----------       ----------
Other expenses:
  Salaries and employee benefits                        293,191          251,795
  Premises and occupancy costs                           83,194           72,770
  Federal deposit insurance
    premiums                                             46,235           42,606
  Data processing costs                                  42,186           36,300
  Advertising costs                                      23,871           22,058
  Federal Home Loan Bank deposit and
    demand account charges                               39,745           35,531
  ATM transaction fees                                   23,360           22,394
  Other expenses                                         97,733           59,030
                                                     ----------       ----------
          Total other expenses                          649,515          542,484
                                                     ----------       ----------
          Income before income
            tax expense                                 134,735           63,487

Income tax expense                                       49,958           21,598
                                                     ----------       ----------
Net income                                           $   84,777       $   41,889
                                                     ==========       ==========

Earnings per share (1)                                      N/A              N/A

(1) Earnings per share information is not presented as the Corporation completed its stock offering on June 27, 1996.

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
Interest income:
  Interest and fees on loans                        $2,334,288        $2,091,900
  Interest on mortgage-backed
    securities                                         482,969           501,834
  Interest and dividends on
    other investment securities                        290,889           164,075
  Interest on deposits in other
    financial institutions                              56,117            26,833
                                                    ----------        ----------
          Total interest income                      3,164,263         2,784,642
                                                    ----------        ----------
Interest expense:
  Interest on deposits                               1,708,924         1,522,169
  Advances from Federal Home
    Loan Bank                                          112,135           107,562
                                                    ----------        ----------
          Total interest expense                     1,821,059         1,629,731
                                                    ----------        ----------
          Net interest income                        1,343,204         1,154,911

Provision for loan losses                               18,000            18,000
                                                    ----------        ----------
          Net interest income
            after provision
            for loan losses                          1,325,204         1,136,911
                                                    ----------        ----------
Other income:
  Fees and service charges                             129,378            97,277
  Other income (loss), net                              18,747            (9,060)
                                                    ----------        ----------
          Total other income                           148,125            88,217
                                                    ----------        ----------
Other expenses:
  Salaries and employee benefits                       578,073           503,797
  Premises and occupancy costs                         166,810           153,447
  Federal deposit insurance
    premiums                                            90,844            85,212
  Data processing costs                                 85,579            78,724
  Advertising costs                                     41,939            45,739
  Federal Home Loan Bank deposit and
    demand account charges                              76,590            69,231
  ATM transaction fees                                  44,919            41,831
  Other expenses                                       160,248           131,509
                                                    ----------        ----------
          Total other expenses                       1,245,002         1,109,490
                                                    ----------        ----------
          Income before income
            tax expense                                228,327           115,638

Income tax expense                                      85,884            39,748
                                                    ----------        ----------
Net income                                          $  142,443        $   75,890
                                                    ==========        ==========

Earnings per share (1)                                     N/A              N/A

(1) Earnings per share information is not presented as the Corporation completed its stock offering on June 27, 1996.

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                                                Net Unrealized
                                                                                              Holding Losses on
                                                Additional       Unearned                     Available for Sale
                                   Common        Paid-In           ESOP         Retained          Securities,
                                    Stock        Capital          Shares        Earnings         Net of Taxes           Total
                                  --------      ----------       ---------     ----------     ------------------     -----------
Balance, December 31, 1995        $   --        $     --         $    --       $7,245,432         $ (67,457)         $ 7,177,975
  Net income                          --              --              --          142,443              --                142,443
  Issuance and exchange of
    common stock as a result
    of the conversion              963,023       8,005,781            --             --                --              8,968,804
  Shares acquired for ESOP            --              --          (770,410)          --                --               (770,410)
  Increase in net unrealized
    holding losses on
    available for sale
    securities, net of taxes          --              --              --             --            (246,184)            (246,184)
                                  --------      ----------       ---------     ----------         ---------          -----------
Balance, June 30, 1996            $963,023      $8,005,781       $(770,410)    $7,387,875         $(313,641)         $15,272,628
                                  ========      ==========       =========     ==========         =========          ===========


Balance, December 31, 1994        $   --        $     --         $    --       $7,084,573         $ (35,463)         $ 7,049,110
  Net income                          --              --              --           75,890              --                 75,890
  Decrease in net unrealized
    holding losses on
    available for sale
    securities, net of taxes          --              --              --             --              10,354               10,354
                                  --------      ----------       ---------     ----------         ---------          -----------
Balance, June 30, 1995            $   --        $     --         $    --       $7,160,463         $ (25,109)         $ 7,135,354
                                  ========      ==========       =========     ==========         =========          ===========

                             PRESTIGE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                       ---------------------------
                                                           1996           1995
                                                       ------------    -----------
Operating activities:
  Net income                                           $    142,443    $    75,890
                                                       ------------    -----------
  Adjustments to reconcile net income
    to net cash (used) provided by operating
    activities-
      Depreciation of premises and equipment                 85,901         73,028
      Amortization of premiums and discounts, net            (7,453)        (1,826)
      Loss on sale of premises and equipment                   --           28,533
      Provision for loan losses                              18,000         18,000
      Deferred income taxes                                     729          3,187
      Increase in other liabilities                          71,049         17,697
      Increase (decrease) in income taxes payable            17,956        (30,261)
      Increase in accrued interest receivable              (156,889)       (38,624)
      Increase in other assets                             (300,852)       (21,380)
      Other, net                                              1,786         (2,522)
                                                       ------------    -----------
          Total adjustments                                (269,773)        45,832
                                                       ------------    -----------
          Net cash (used) provided by
            operating activities                           (127,330)       121,722
                                                       ------------    -----------
Investing activities:
  Loan originations                                     (12,495,406)    (4,208,493)
  Principal payments on loans                             5,373,623      3,833,407
  Principal payments on mortgage-backed securities
    available for sale                                      449,513           --
  Principal payments on mortgage-backed securities
    held to maturity                                        871,270        696,363
  Purchases of-
    Mutual fund investments available for sale              (32,528)       (33,607)
    Investment securities available for sale             (4,499,587)          --
    Investment securities held to maturity                     --         (499,219)
    Mortgage-backed securities held to maturity                --       (1,000,000)
  Maturities of-
    Investment securities held to maturity                1,000,000        500,000
  Purchases of premises and equipment                      (138,883)      (393,393)
  Proceeds from sale of premises and equipment                   --         89,162
  Purchase of Federal Home Loan Bank stock                   (1,700)       (40,000)
                                                       ------------    -----------
          Net cash used by investing activities          (9,473,698)    (1,055,780)
                                                       ------------    -----------
Financing activities:
  Net change in advance payments by
    borrowers for taxes and insurance                       231,514        231,521
  Proceeds from Federal Home Loan Bank advances          10,800,000           --
  Payments on Federal Home Loan Bank advances           (10,300,000)    (1,800,000)
  Net increase in Money Market, NOW and Passbook
    savings accounts                                      2,147,870     (1,476,238)
  Net increase in certificate accounts                     (249,626)     4,821,161
  Additional paid-in-capital from stock offering          8,198,394           --
                                                       ------------    -----------
          Net cash provided by financing activities      10,828,152      1,776,444
                                                       ------------    -----------
Net increase in cash and cash equivalents                 1,227,124        842,386

Cash and cash equivalents at beginning
  of period                                               4,393,667      1,540,231
                                                       ------------    -----------
Cash and cash equivalents at end of period             $  5,620,791    $ 2,382,617
                                                       ============    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
      income taxes                                     $     67,000    $    65,770
                                                       ============    ===========
    Cash paid during the period for
      interest on deposits and borrowings              $  1,819,880    $ 1,626,764
                                                       ============    ===========
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate
      owned                                            $       --      $    31,344
                                                       ============    ===========

                             PRESTIGE BANCORP, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION:

Prestige Bancorp, Inc. (the Corporation) was incorporated under Pennsylvania law in March 1996 by Prestige Bank, F.S.B. (the Bank) and sold 963,023 shares of its common stock upon the conversion of the Bank (see Note 8) from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with a corresponding exchange of the stock for approximately 50% of the net proceeds of the sale of the Corporation's common stock. The remaining portion of the net proceeds were retained by the Corporation and $770,410 was loaned to the Corporation's Employee Stock Ownership Trust (the ESOP). The Corporation completed its conversion on June 27, 1996. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Corporation. No pro forma effect has been given to the sale of the Corporation's common stock under the Plan of Conversion.

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Bank believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

2. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                       JUNE 30, 1996
                                                               ------------------------------
                                                                AMORTIZED            MARKET
                                                                   COST              VALUE
                                                               -----------        -----------
U.S. government and government
  agency obligations due within one year                       $   500,117        $   497,813
U.S. government and government
  agency obligations due within five years                       2,001,985          1,965,312
Federal Home Loan Mortgage
  Corporation (FHLMC) certificates                               9,125,116          8,860,301
Government National Mortgage
  Association (GNMA) certificates                                1,461,672          1,485,486
Federal National Mortgage Association
  (FNMA) certificates                                              113,463            116,249
                                                               -----------        -----------
                                                               $13,202,353        $12,925,161
                                                               ===========        ===========

Investment securities available for sale:

                                                                       JUNE 30, 1996
                                                               ------------------------------
                                                                                    MARKET
                                                                   COST              VALUE
                                                               -----------        -----------
U.S government and government
  agency obligations due within five years                     $ 1,999,583          1,934,375
U.S. government and government
  agency obligations due within 10 years                         2,504,337          2,390,500
U.S. government and government
  agency obligations due within 15 years                         2,000,000          1,855,800
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates                                           2,500,767          2,406,170
Federal National Mortgage Association
  (FNMA) certificates                                            1,370,412          1,294,953
Mutual fund investment                                           1,319,367          1,289,998
                                                               -----------        -----------
                                                               $11,694,466        $11,171,796
                                                               ===========        ===========

3. LOANS RECEIVABLE:

Loans receivable are summarized as follows:


                                                                  JUNE 30,
                                                                    1996
                                                                 -----------
Commercial, including commercial secured by real estate          $   935,416
                                                                 -----------
Real estate loans:
  1-4 family                                                      60,991,827
  Construction                                                       423,200
                                                                 -----------
                                                                  61,415,027
  Less-Undisbursed loan proceeds                                     367,048
        Deferred loan fees                                            43,148
                                                                 -----------
                                                                  61,004,831
                                                                 -----------
Consumer loans:
  Share                                                              497,451
  Automobile                                                       1,101,931
  Home equity                                                      2,827,451
  Student                                                          2,130,493
  Credit cards                                                       317,423
  Other                                                                  367
                                                                 -----------
                                                                   6,875,116
                                                                 -----------
                                                                  68,815,363
  Less-Allowance for loan losses                                     305,120
                                                                 -----------
                                                                 $68,510,243
                                                                 ===========

4. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                         1996              1995
                                                       --------          -------
Balance at beginning of period                         $287,060          $303,312
Provision for loan losses                                18,000            18,000
Charge-offs                                                --              (9,429)
Recoveries                                                   60               440
                                                       --------          --------
Balance at end of period                               $305,120          $312,323
                                                       ========          ========


5. DEPOSITS:

Deposits are summarized as follows:

                                                                       June 30,
                                                                         1996
                                                                     -----------
Total noninterest-bearing deposits                                   $ 2,010,932
                                                                     ===========

Interest-bearing deposits:
     Money market demand accounts                                    $10,460,327
     NOW accounts                                                      7,860,834
     Passbook and club accounts                                       16,704,648
                                                                     -----------
                                                                      35,025,809
                                                                     -----------

Certificate accounts:
     Due within one year                                              29,085,174
     Due after one but within three years                             11,477,000
     Thereafter                                                        5,030,000
                                                                     -----------
                                                                      45,592,174
                                                                     -----------
Total interest-bearing deposits                                      $80,617,983
                                                                     ===========

Deposits of $100,000 or more                                         $ 7,540,349
                                                                     ===========

6. INCOME TAXES:

The provision for income taxes is as follows:

                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                       1996              1995
                                                     -------           -------
               Federal                               $69,791           $35,385
               State                                  16,093             4,363
                                                     -------           -------
               Total income tax expense              $85,884           $39,748
                                                     =======           =======

7. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 1996, and December 31, 1995, amounted to $301,938 and $192,018, respectively.

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

At a special meeting of the eligible depositors and members of the Bank on June 19, 1996, a vote was held whereby the conversion discussed above was approved. The subscription proceeds, before any conversion expenses, and shares (including 77,041 shares acquired by the Employee Stock Ownership Plan) were $9,630,230 and 963,023, respectively. The Bank completed its conversion on June 27, 1996.

On the date of the conversion, the Bank established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 1996, the Corporation's total assets amounted to $102.6 million compared with $91.8 million at December 31, 1995. The $10.8 million or 11.7% increase was primarily due to an increase of $7.1 million or 11.6% in loans receivable and an increase of $1.8 million or 8.0% in investment securities. In addition, cash and cash equivalents increased $1.2 million or 27.9%. Such increase in assets was funded through an increase in deposits of $1.9 million or 2.4% and a $500,000 increase or 16.8% increase in Federal Home Loan Bank advances. The remainder of the asset increase was funded by $8.2 million capital proceeds received in connection with the conversion of Prestige Bank, A Federal Savings Bank from a mutual chartered savings bank to a stock chartered savings bank on June 27, 1996. All operations of the Corporation prior to June 27, 1996, were conducted by Prestige Bank, A Federal Savings Bank. Prestige Bank, A Federal Savings Bank is the sole subsidiary of the Corporation. Total shareholders' equity amounted to $15.3 million or 14.9% of total assets at June 30, 1996, compared to $7.2 million or 7.8% of total assets at December 31, 1995.

The Corporation's nonperforming assets increased $11,000 or 3.2% to $359,000 at June 30, 1996, compared to $348,000 at December 31, 1995. The slight increase was due to an increase in nonperforming loans.

RESULTS OF OPERATIONS

GENERAL--The Corporation's net income for the quarter ended June 30, 1996, increased 102.4% to $85,000 compared to $42,000 for the same quarter in the prior year. Net income for the six months ended June 30, 1996, increased $67,000 or 87.7% compared with the same period in the prior year. The $43,000 increase in net income for the quarter ended June 30, 1996, as compared to quarter ended June 30, 1995, was primarily the result of a $158,000 or 28.4% increase in net interest income, a $20,000 or 34.3% increase in noninterest income, which was partially offset by a $107,000 or 19.7% increase in total noninterest expense and a $28,000 or 131.3% increase in provision for income taxes. The $67,000 increase in net income for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, was primarily the result of a $188,000 or 16.3% increase in net interest income, a $60,000 or 67.9% increase in noninterest income, which was partially offset by a $136,000 or 12.2% increase in total noninterest expense and a $46,000 or 116.1% increase in provision for income taxes.

INTEREST INCOME--The Corporation reported interest income of $1.6 million and $3.2 million for the three and six months ended respectively June 30, 1996, as compared to $1.4 million and $2.8 million for the three and six months ended respectively June 30, 1995. The increase of $223,000 for the quarter ended June 30, 1996, as compared to the same period in the prior year can be attributed to a $152,000 or 14.4% increase in interest and fees on loans and a $83,000 or 97.7% increase in interest and dividends on other investment securities. The increase of $380,000 for the six months ended June 30, 1996, as compared to the same period in the prior year can be attributed to a $242,000 or 11.6% increase in interest and fees on loans and a $127,000 or 77.3% increase in interest and dividends on other investment securities. The increases from 1996 to 1995 for both the quarter and six months ended June 30, 1996, in interest and fees on loans are primarily due to an increase in loan origination activity as well as an increase in the average yield earned on interest earning assets.

INTEREST EXPENSE--Interest expense increased $64,000 or 7.6% and $191,000 or 11.7% during the three and six months ended June 30, 1996. The increase for the three months ended June 30, 1996, was due to growth in deposits. The increase for the six months ended June 30, 1996, was due to growth in deposits along with an increase in the average cost of interest-bearing liabilities from 4.06% to 4.26%. Such increase in the average cost of interest-bearing liabilities was the result of rates offered by the Corporation on certain deposit products in response to rates offered by other financial institutions.

PROVISION FOR LOAN LOSSES--During the three months and six months ended June 30, 1996 and 1995, the Corporation recorded provisions for losses on loans of $9,000 and $18,000, respectively. The Corporation recorded such provisions to adjust the Corporation's allowance for the loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards and economic conditions in the Corporation's market area.

OTHER INCOME--The increase of $20,000 and $60,000 in other income for the three months and six months respectively ended June 30, 1996, can be primarily attributed to additional mortgage applications and, conversely, during the first quarter of 1995, the Corporation recognized a loss of $28,000 on the sale of its previous Mt. Oliver branch building.

OTHER EXPENSES--The increase of $107,000 and $136,000 in other expenses for the three months and six months respectively ended June 30, 1996, was primarily the result of increased employees, increases in salary, and increases in benefit costs. In addition, other expenses increased $39,000 and $29,000 for the three months and six months respectively ended June 30, 1996.

INCOME TAXES--The Corporation incurred a provision for income taxes of $50,000 and $86,000 for the three months and six months respectively ended June 30, 1996, as compared to $22,000 and $40,000 for the same period in the prior year. Such increases were primarily due to increased income.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets which provides liquidity to meet lending requirements. At June 30, 1996, the Corporation had $3.5 million of outstanding advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Additionally, the Corporation has a revised revolving credit commitment from the FHLB of Pittsburgh of $6.5 million, of which $5 million remained available at June 30, 1996.

During the six months ended June 30, 1996 and 1995, the Corporation's operating activities used net cash of approximately $127,000 and provided net cash of approximately $122,000 respectively. The primary reason for this change was an increase in other assets and accrued interest receivable of approximately $279,000 and $118,000 respectively offset by a $67,000 increase in net income and a $53,000 increase in other liabilities.

Net cash used by investing activities was approximately $8.4 million more between years for the six months ended June 30, 1996. During the first six months of 1996, the Corporation originated $7.1 million in new loans in excess of principal payments received on existing loans. This was approximately $6.7 million greater than in 1995. Also, the Corporation purchased $4.5 million of investment securities available for sale while $1.0 million of held to maturity investment securities matured. During the first six months of 1995, the Corporation purchased $1.5 million in investment and mortgage-backed securities held to maturity while $500,000 of held to maturity investment securities matured.

Net cash provided by financing activities for the six months ended June 30, 1996, was approximately $10.8 million, attributable to increases in core deposits, FHLB advances and capital raised in connection with the conversion of Prestige Bank, A Federal Savings Bank from a mutual chartered savings bank to a stock chartered savings bank. During the same period last year, the Corporation experienced a $1.8 million increase in net cash provided by financing activities. Such increase was due to $4.8 million increase in certificates accounts which was offset by a decrease of $1.8 million and $1.5 million in FHLB advances and core deposits respectively.

The Corporation is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5% , core capital of 4.00% and risk-based capital of 8.00%. At June 30, 1996, the Corporation's tangible, core and risk-based capital ratios amounted to 11.54%, 11.54% and 27.37% respectively, which substantially exceeded applicable requirements.

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

                                                  PRESTIGE BANCORP, INC.



Dated:  August 13, 1996                           By: /s/ ROBERT S. ZYLA
                                                  -------------------------
                                                  Robert S. Zyla, President



Dated:  August 13, 1996                           By: /s/ JAMES M. HEIN
                                                  -------------------------
                                                  James M. Hein, Controller