Form 10-Q
period 1996-09-30
PRESTIGE BANCORP INC
filed 1996-11-13
CIK 1011145

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ________________

                         Commission File Number 0-27522

                              PRESTIGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          25-1785128
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

         710 Old Clairton Road
      Pleasant Hills, Pennsylvania                               15236
---------------------------------------                        ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 1996, there were issued and outstanding 963,023 shares of the registrant's common stock, par value $1.00 per share.

===============================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                 PAGE
------------------------------                                                                                 ----
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition of Prestige Bancorp, Inc.
         as of September 30, 1996 (unaudited) and December 31, 1995                                              1

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
         months ended September 30, 1996 and 1995 (unaudited)                                                    2

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the
         nine months ended September 30, 1996 and 1995 (unaudited)                                               3

         Consolidated Statements of Equity of Prestige Bancorp, Inc. for the nine months
         ended September 30, 1996 and 1995 (unaudited)                                                           4

         Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
         months ended September 30, 1996 and 1995 (unaudited)                                                    5

         Notes to Financial Statements (unaudited)                                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                          11

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                                      14
Item 2.  Changes in Securities                                                                                  14
Item 3.  Defaults upon Senior Securities                                                                        14
Item 4.  Submission of Matters to a Vote of Security-Holders                                                    14
Item 5.  Other Information                                                                                      14
Item 6.  Exhibits and Reports on Form 8-K                                                                       14

SIGNATURES                                                                                                      15
----------

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,
                                                            1996              December 31,
                                                         (Unaudited)              1995
                                                        -------------         ------------
                  ASSETS
                  ------

Cash and due from banks                                  $    880,057          $   779,397
Interest-bearing deposits with banks                        2,352,874            3,614,270
Investment securities:
  Available for sale                                       11,318,171            7,491,045
  Held to maturity (market value $12,563,678 and
    $15,193,150, respectively)                             12,806,527           15,074,601

Loans                                                      73,659,524           61,737,509

  Less- Unearned income                                        27,492               42,204
        Allowance for loan losses                             316,160              287,060
        Loans in process                                      396,712                 --
                                                         ------------          -----------
          Net loans                                        72,919,160           61,408,245
                                                         ------------          -----------
Federal Home Loan Bank stock, at cost                         735,400              733,700
Premises and equipment, net                                 1,904,773            1,868,569
Accrued interest receivable                                   676,739              573,548
Deferred tax asset                                             93,053                 --
Other assets                                                  692,651              297,280
                                                         ------------          -----------
Total assets                                             $104,379,405          $91,840,655
                                                         ============          ===========

          LIABILITIES AND EQUITY
          ----------------------

Liabilities:
  Noninterest-bearing deposits                           $  2,223,182          $ 2,082,444
  Interest-bearing deposits                                79,763,219           78,648,228
                                                         ------------          -----------
          Total deposits                                   81,986,401           80,730,672

  Federal Home Loan Bank advances                           6,177,000            2,977,000
  Advance payments by borrowers for taxes and
    insurance                                                 356,448              571,780
  Income taxes payable                                           --                 71,149
  Deferred tax liability                                         --                 45,317
  Other liabilities                                           673,602              266,762
                                                         ------------          -----------
          Total liabilities                                89,193,451           84,662,680
                                                         ------------          -----------
Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                     --                   --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and
    outstanding                                               963,023                 --
  Additional paid-in-capital                                8,005,781                 --
  Unearned ESOP shares                                       (770,410)                --
  Retained earnings - substantially restricted              7,242,553            7,245,432
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes              (254,993)             (67,457)
                                                         ------------          -----------
          Total equity                                     15,185,954            7,177,975
                                                         ------------          -----------
Total liabilities and equity                             $104,379,405          $91,840,655
                                                         ============          ===========

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                  ----------------------------------
                                                     1996                    1995
                                                  ----------              ----------
Interest income:
  Interest and fees on loans                      $1,342,274              $1,087,917
  Interest on mortgage-backed
    securities                                       222,904                 258,840
  Interest and dividends on
    other investment securities                      165,914                  85,531
  Interest on deposits in other
    financial institutions                            15,927                  19,265
                                                  ----------              ----------
          Total interest income                    1,747,019               1,451,553
                                                  ----------              ----------
Interest expense:
  Interest on deposits                               847,732                 838,702
  Advances from Federal Home
    Loan Bank                                         51,123                  36,882
                                                  ----------              ----------
          Total interest expense                     898,855                 875,584
                                                  ----------              ----------
          Net interest income                        848,164                 575,969

Provision for loan losses                             11,000                   9,000
                                                  ----------              ----------
          Net interest income
            after provision
            for loan losses                          837,164                 566,969
                                                  ----------              ----------
Other income:
  Fees and service charges                            63,516                  62,649
  Other income, net                                    8,716                   9,434
                                                  ----------              ----------
          Total other income                          72,232                  72,083
                                                  ----------              ----------
Other expenses:
  Salaries and employee benefits                     309,861                 247,099
  Premises and occupancy costs                        79,614                  79,205
  Federal deposit insurance
    premiums                                         548,485                  43,911
  Data processing costs                               43,505                  39,041
  Advertising costs                                   25,217                  24,777
  Federal Home Loan Bank deposit and
    demand account charges                            40,392                  35,934
  ATM transaction fees                                24,300                  22,141
  Other expenses                                      79,192                  63,917
                                                  ----------              ----------
          Total other expenses                     1,150,566                 556,025
                                                  ----------              ----------
          Income (loss) before income
            tax expense                             (241,170)                 83,027

Income tax (benefit)/expense                         (95,848)                 28,246
                                                  ----------              ----------
Net income (loss)                                 $ (145,322)             $   54,781
                                                  ==========              ==========

Earnings (loss) per share (1)                     $    (0.16)                    N/A

(1) Earnings per share information is not presented as the Corporation completed its stock offering on June 27, 1996.

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                           1996                    1995
                                                                        ----------              ----------
Interest income:
  Interest and fees on loans                                            $3,676,562              $3,179,817
  Interest on mortgage-backed
    securities                                                             705,873                 760,674
  Interest and dividends on
    other investment securities                                            456,803                 249,606
  Interest on deposits in other
    financial institutions                                                  72,044                  46,098
                                                                        ----------              ----------
          Total interest income                                          4,911,282               4,236,195
                                                                        ----------              ----------
Interest expense:
  Interest on deposits                                                   2,556,656               2,360,871
  Advances from Federal Home
    Loan Bank                                                              163,258                 144,444
                                                                        ----------              ----------
          Total interest expense                                         2,719,914               2,505,315
                                                                        ----------              ----------
          Net interest income                                            2,191,368               1,730,880

Provision for loan losses                                                   29,000                  27,000
                                                                        ----------              ----------
          Net interest income
            after provision
            for loan losses                                              2,162,368               1,703,880
                                                                        ----------              ----------
Other income:
  Fees and service charges                                                 192,894                 159,926
  Other income, net                                                         27,463                     374
                                                                        ----------              ----------
          Total other income                                               220,357                 160,300
                                                                        ----------              ----------
Other expenses:
  Salaries and employee benefits                                           887,934                 750,896
  Premises and occupancy costs                                             246,424                 232,652
  Federal deposit insurance
    premiums                                                               639,329                 129,120
  Data processing costs                                                    129,084                 117,765
  Advertising costs                                                         67,156                  70,516
  Federal Home Loan Bank deposit and
    demand account charges                                                 116,982                 105,165
  ATM transaction fees                                                      69,219                  63,972
  Other expenses                                                           239,440                 195,429
                                                                        ----------              ----------
          Total other expenses                                           2,395,568               1,665,515
                                                                        ----------              ----------
          Income (loss) before income
            tax expense                                                    (12,843)                198,665

Income tax (benefit)/expense                                                (9,964)                 67,994
                                                                        ----------              ----------
Net income (loss)                                                       $   (2,879)             $  130,671
                                                                        ==========              ==========

Earnings (loss) per share (1)                                                N/A                      N/A

(1) Earnings (loss) per share information is not presented as the Corporation completed its stock offering on June 27, 1996.

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                                                Net Unrealized
                                                                                              Holding Losses on
                                                Additional       Unearned                     Available for Sale
                                   Common        Paid-In           ESOP         Retained          Securities,
                                    Stock        Capital          Shares        Earnings         Net of Taxes           Total
                                  --------      ----------       ---------     ----------     ------------------     -----------
Balance, December 31, 1995        $   --        $     --         $     --      $7,245,432         $ (67,457)         $ 7,177,976
  Net income (loss)                   --              --               --          (2,879)             --                 (2,879)
  Issuance and exchange of
    common stock as a result
    of the conversion              963,023       8,005,781             --            --                --              8,968,804
  Shares acquired for ESOP            --              --           (770,410)         --                --               (770,410)
  Increase in net unrealized
    holding losses on
    available for sale
    securities, net of taxes          --              --               --            --            (187,536)            (187,537)
                                  --------      ----------       ----------    ----------         ---------          -----------
Balance, September 30, 1996       $963,023      $8,005,781       $ (770,410)   $7,242,553         $(254,993)         $15,185,954
                                  ========      ==========       ==========    ==========         =========          ===========


Balance, December 31, 1994        $   --        $     --         $     --      $7,084,573         $ (35,463)         $ 7,049,110
  Net income                          --              --               --         130,671              --                130,671
  Decrease in net unrealized
    holding losses on
    available for sale
    securities, net of taxes          --              --               --            --              16,621               16,621
                                  --------      ----------       ----------    ----------         ---------          -----------
Balance, September 30, 1995       $   --        $     --         $     --      $7,215,244         $ (18,842)         $ 7,196,402
                                  ========      ==========       ==========    ==========         =========          ===========

                             PRESTIGE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      -----------------------------------
                                                                          1996                    1995
                                                                      ------------            -----------
Operating activities:
  Net (loss) income                                                   $     (2,879)           $   130,671
                                                                      ------------            -----------
  Adjustments to reconcile net income
    to net cash (used) provided by operating
    activities-
      Depreciation of premises and equipment                               128,715                114,345
      Amortization of premiums and discounts, net                           (6,421)                (2,156)
      Loss on sale of premises and equipment                                  --                   28,533
      Provision for loan losses                                             29,000                 27,000
      Deferred income taxes                                                 (5,621)                 4,926
      Increase (decrease) in other liabilities                             406,840                (64,331)
      Decrease in income taxes payable                                     (71,149)               (31,553)
      Increase in accrued interest receivable                             (103,191)                (9,406)
      Increase in other assets                                            (395,371)               (74,789)
      Other, net                                                             1,786                 (2,522)
                                                                      ------------            -----------
          Total adjustments                                                (15,412)                (9,953)
                                                                      ------------            -----------
          Net cash (used) provided by
            operating activities                                           (18,291)               120,718
                                                                      ------------            -----------
Investing activities:
  Loan originations                                                    (19,638,827)            (6,389,534)
  Principal payments on loans                                            8,097,126              5,708,970
  Principal payments on mortgage-backed securities
    available for sale                                                     522,502                   --
  Principal payments on mortgage-backed securities
    held to maturity                                                     1,265,646              1,230,900
  Purchases of-
    Mutual fund investments available for sale                             (48,102)               (50,992)
    Investment securities available for sale                            (4,612,962)                  --
    Investment securities held to maturity                                    --                 (499,219)
    Mortgage-backed securities held to maturity                               --               (1,000,000)
  Maturities of-
    Investment securities held to maturity                               1,000,000                500,000
  Purchases of premises and equipment                                     (164,919)              (436,471)
  Proceeds from sale of premises and equipment                                --                   89,162
  Purchase of Federal Home Loan Bank stock                                  (1,700)               (40,000)
                                                                      ------------            -----------
          Net cash used by investing activities                        (13,581,236)              (887,184)
                                                                      ------------            -----------
Financing activities:
  Net change in advance payments by
    borrowers for taxes and insurance                                     (215,332)              (174,294)
  Proceeds from Federal Home Loan Bank advances                         20,150,000                   --
  Payments on Federal Home Loan Bank advances                          (16,950,000)            (1,800,000)
  Net increase (decrease) in Money Market, NOW and
    Passbook savings accounts                                            2,624,047             (3,048,784)
  Net increase (decrease) in certificate accounts                       (1,368,318)             5,909,876
  Additional paid-in-capital from stock offering                         8,198,394                   --
                                                                      ------------            -----------
          Net cash provided by financing activities                     12,438,791                886,798
                                                                      ------------            -----------
Net (decrease) increase in cash and cash equivalents                    (1,160,736)               120,332

Cash and cash equivalents at beginning
  of period                                                              4,393,667              1,540,231
                                                                      ------------            -----------
Cash and cash equivalents at end of period                            $  3,232,931            $ 1,660,563
                                                                      ============            ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
      income taxes                                                    $    132,000            $    92,770
                                                                      ============            ===========
    Cash paid during the period for
      interest on deposits and borrowings                             $  2,718,371            $ 2,505,647
                                                                      ============            ===========
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate
      owned                                                           $       --              $    31,344
                                                                      ============            ===========

                             PRESTIGE BANCORP, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION:

Prestige Bancorp, Inc. (the Corporation) was incorporated under Pennsylvania law in March 1996 by Prestige Bank, F.S.B. (the Bank) and sold 963,023 shares of its common stock at $10.00 per share. Simultaneously the Bank converted (see
Note 8) from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with a corresponding exchange of its stock for approximately 50% of the net offering proceeds of the sale of the Corporation's common stock. The remaining portion of the net proceeds were retained by the Corporation and $770,410 was loaned to the Corporation's Employee Stock Ownership Trust (the
ESOP). The Corporation completed its conversion and public offering on June 27, 1996. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Corporation. No pro forma effect has been given to the sale of the Corporation's common stock under the Plan of Conversion.

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Bank believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

2. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                     SEPTEMBER 30, 1996
                                                               ------------------------------
                                                                AMORTIZED            MARKET
                                                                   COST              VALUE
                                                               -----------        -----------
U.S. government and government
  agency obligations due within one year                       $   500,051        $   499,375
U.S. government and government
  agency obligations due within five years                       2,001,900          1,969,375
Federal Home Loan Mortgage
  Corporation (FHLMC) certificates                               8,775,189          8,534,427
Government National Mortgage
  Association (GNMA) certificates                                1,461,327          1,444,129
Federal National Mortgage Association
  (FNMA) certificates                                              113,060            116,371
                                                               -----------        -----------
                                                               $12,806,527        $12,563,677
                                                               ===========        ===========

Investment securities available for sale:

                                                                     SEPTEMBER 30, 1996
                                                               ------------------------------
                                                                                    MARKET
                                                                   COST              VALUE
                                                               -----------        -----------
U.S government and government
  agency obligations due within five years                     $ 1,999,896          1,945,000
U.S. government and government
  agency obligations due within ten years                        2,503,918          2,412,368
U.S. government and government
  agency obligations due within fifteen years                    2,000,000          1,891,555
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates                                           2,436,788          2,354,018
Federal National Mortgage Association
  (FNMA) certificates                                            1,361,932          1,284,673
Mutual fund investment                                           1,334,915          1,305,557
Common stock portfolio                                             113,375            125,000
                                                               -----------        -----------
                                                               $11,750,824        $11,318,171
                                                               ===========        ===========

3. LOANS RECEIVABLE:

Loans receivable are summarized as follows:


                                                                SEPTEMBER 30,
                                                                    1996
                                                                 -----------
Commercial, including commercial secured by real estate          $ 1,459,008
                                                                 -----------
Real estate loans:
  1-4 family                                                      63,405,892
  Construction                                                       583,200
                                                                 -----------
                                                                  63,989,092
  Less-Undisbursed loan proceeds                                     396,712
        Deferred loan fees                                            27,492
                                                                 -----------
                                                                  63,564,888
                                                                 -----------
Consumer loans:
  Share                                                              521,640
  Automobile                                                       1,258,265
  Home equity                                                      3,807,750
  Student                                                          2,198,728
  Credit cards                                                       350,501
  Other                                                               74,540
                                                                 -----------
                                                                   8,211,424
                                                                 -----------
                                                                  73,235,320
  Less-Allowance for loan losses                                     316,160
                                                                 -----------
                                                                 $72,919,160
                                                                 ===========

4. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:


                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                         1996              1995
                                                       --------          -------
Balance at beginning of period                         $287,060          $303,312
Provision for loan losses                                29,000            27,000
Charge-offs                                                --              (9,429)
Recoveries                                                  100               489
                                                       --------          --------
Balance at end of period                               $316,160          $321,372
                                                       ========          ========


5. DEPOSITS:

Deposits are summarized as follows:

                                                                    SEPTEMBER 30,
                                                                         1996
                                                                     -----------
Total noninterest-bearing deposits                                   $ 2,223,182
                                                                     ===========

Interest-bearing deposits:
     Money market demand accounts                                    $11,412,003
     NOW accounts                                                      8,213,327
     Passbook and club accounts                                       15,664,407
                                                                     -----------
                                                                      35,289,737
                                                                     -----------

Certificate accounts:
     Due within one year                                              28,488,482
     Due after one but within three years                             11,226,000
     Thereafter                                                        4,759,000
                                                                     -----------
                                                                      44,473,482
                                                                     -----------
Total interest-bearing deposits                                      $79,763,219
                                                                     ===========

Deposits of $100,000 or more                                         $ 7,271,057
                                                                     ===========

6. INCOME TAXES:

The provision for income taxes is as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1996              1995
                                                     -------           -------
               Federal                               $(9,058)          $63,425
               State                                    (906)            4,569
                                                     -------           -------
               Total income tax expense              $(9,964)          $67,994
                                                     =======           =======

7. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 1996, and December 31, 1995, amounted to $336,260 and $192,018, respectively.

8. PLAN OF CONVERSION:

On February 14, 1996, the Bank's Board of Directors adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc., a Pennsylvania corporation. The Plan provided that the holding company offer nontransferable subscription rights to purchase common stock of the holding company. The rights were offered first to eligible account holders of record, a tax-qualified employee stock ownership plan to be adopted by the Bank, supplemental eligible account holders, certain other depositors and borrowers, and directors, officers and employees. The costs of issuing the common stock were deducted from the proceeds of the stock offering.

At a special meeting of the eligible depositors and members of the Bank on June 19, 1996, a vote was held whereby the conversion discussed above was approved. The subscription proceeds, before any conversion expenses, and shares (including 77,041 shares acquired by the Employee Stock Ownership Plan) were $9,630,230 and 963,023, respectively. The Bank completed its conversion on June 27, 1996 with net proceeds from the offering totaling $8,198,394 after expenses.

On the date of the conversion, the Bank established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion in accordance with supervisory regulations. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At September 30, 1996, the Company's total assets amounted to $104.4 million compared with $91.8 million at December 31, 1995. The $12.5 million or 13.7% increase was primarily due to an increase of $11.5 million or 18.7% in loans receivable and an increase of $1.6 million or 6.9% in investment securities. Such increase in assets was funded through an increase in deposits of $1.3 million or 1.6% and a $3.2 million increase or 107.5% increase in Federal Home Loan Bank advances. The remainder of the asset increase was funded by $8.2 million capital proceeds received in connection with the conversion of Prestige Bank, Federal Savings Bank (Prestige Bank) from a mutual chartered savings association to a stock chartered savings association on June 27, 1996 and the public offering of stock of the Company. All operations of the Company prior to June 27, 1996, were conducted by Prestige Bank. Prestige Bank is the sole subsidiary of the Company. Total shareholders' equity amounted to $15.2 million or 14.55% of total assets at September 30, 1996, compared to equity of $7.2 million or 7.8% of total assets at December 31, 1995.

         The Company's nonperforming assets decreased $163,000 or 46.8% to $185,000 at September 30, 1996, compared to $348,000 at December 31, 1995. The decrease was due to a decrease in nonperforming loans.

RESULTS OF OPERATIONS

         GENERAL--The Company's net loss for the quarter ended September 30, 1996, was $145,000 compared to net income of $55,000 for the same quarter in the prior year. The net loss for the nine months ended September 30, 1996, was $3,000 compared to $131,000 for the same period in the prior year. The net loss for the quarter and nine months ended was due to the impact of a one-time special assessment of 65.7 basis points or $502,000 before tax ($308,000 after tax) charged by the Federal Deposit Insurance Corporation (FDIC) to provide additional capital for the savings association insurance fund. Excluding the effect of this one-time special assessment, Prestige Bancorp, Inc. would have recognized net income of $163,000 for the quarter ended September 30, 1996, and the annualized return on average assets and return on average equity for the quarter ended September 30, 1996, would have been .63% and 4.21%, respectively, compared to .25% and 3.07% for the comparable period of 1995. For the quarter ended September 30, 1996, earnings (loss) per share was ($0.16) and would have been $0.18 without the special assessment, would have been $305,000 and the annualized return on average assets and return on average equity for the nine months ended September 30, 1996, would have been .42% and 3.77%, respectively, compared to .20% and 2.44% for the comparable period of 1995.

         INTEREST INCOME--The Company reported interest income of $1.7 million and $4.9 million for the three and nine months ended, respectively, September 30, 1996, as compared to $1.5 million and $4.2 million for the three and nine months ended, respectively, September 30, 1995. The increase of $295,000 or 20.4% for the quarter ended September 30, 1996, as compared to the same period in the prior year can be attributed to a $254,000 or 23.4% increase in interest and fees on loans and a $80,000 or 94.0% increase in interest and dividends on other investment securities. The increase of $675,000 or 15.9% for the nine months ended September 30, 1996, as compared to the same period in the prior year can be attributed to a $497,000 or 15.6% increase in interest and fees on loans and a $207,000 or 83.0% increase in interest and dividends on other investment securities. The increases from 1996 to 1995 for both the quarter and nine months ended September 30, 1996 in interest and fees on loans are primarily due to an increase in loan origination activity as well as an increase in the average yield earned on interest and earning assets.

         INTEREST EXPENSE--Interest expense increased $23,000 or 2.7% and $215,000 or 8.6% during the three and nine months ended September 30, 1996, respectively. The increase for the three months ended September 30, 1996, was primarily due to growth in deposits. The increase for the nine months ended September 30, 1996, was due to growth in deposits along with an increase in the average cost of interest-bearing liabilities from 4.16% to 4.22%. Such increase in the average cost of interest-bearing liabilities was the result of rates offered by the Company on certain deposit products in response to rated offered by other financial institutions.

         PROVISION FOR LOAN LOSSES--During the three months and nine months ended September 30, 1996 the Company recorded provisions for losses on loans of $11,000 and $29,000, respectively. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards and economic conditions in the Company's market area.

         OTHER INCOME--Other income remained stable for the quarter ended September 30, 1996, compared to the same quarter in the prior year. Other income increased by $60,000 for the nine months ended September 30, 1996, compared to the same period in the prior year which can be primarily attributed to additional mortgage applications and, conversely, during the first quarter of 1995, the Company recognized a loss of $28,000 on the sale of its previous Mt. Oliver branch building.

         OTHER EXPENSES--The increase of $595,000 and $730,000 in other expenses for the three months and nine months, respectively, ended September 30, 1996, was the result of the one-time special assessment by the FDIC of $502,000, increased employees, increases in salary, increases in benefit costs and increases in other expenses.

         INCOME TAXES--the Company received an income tax benefit of $96,000 and $10,000 for the three months and nine months, respectively, ended September 30, 1996, as compared to an income tax provision of $28,000 and $68,000 for the same period in the prior year. Such decreases were due to the $194,000 reduction in provision for income taxes for the one-time special assessment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Company invests in short-term, interest-earning assets which provides liquidity to meet lending requirements. As of September 30, 1996, the Company had $6.2 million of outstanding advances from the Federal Home Loan Bank (FHLB) of Pittsburgh.

         During the nine months ended September 30, 1996 and 1995, the Company's operating activities used net cash of approximately $18,000 and provided net cash of approximately $121,000, respectively. The primary reasons for this change were an increase in other assets and accrued interest receivable of approximately $321,000 and $94,000, respectively, a decrease in net income and income taxes payable of $134,000 and $40,000, respectively. This was partially offset by a $471,000 increase other liabilities.

         Net cash used by investing activities was approximately $12.7 million more between years for the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company originated $11.5 million in new loans in excess of principal payments received on existing loans. This was approximately $10.9 million greater than in 1995. Also, the Company purchased $4.6 million of investment securities available for sale while $1.0 million of held-to-maturity investment securities matured.

         Net cash provided by financing activities for the nine months ended September 30, 1996, was approximately $12.4 million, attributable to increases in core deposits of $2.6 million, increases in net Federal Home Loan Bank advances of $3.2 million and a $8.2 million increase of capital raised in connection with the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association. During the same period last year, the Company experienced a $887,000 increase in net cash provided by financing activities. Such increase was due to $5.9 million increase in certificate accounts which was offset by a decrease of $1.8 million and $3.0 million in Federal Home Loan Bank advances and core deposits, respectively.

         The Company is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 1996, the Company's tangible, core, and risk-based capital ratios amounted to 11.19%, 11.19%, and 25.63%, respectively, which substantially exceeded applicable requirements.

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

              27    Financial data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRESTIGE BANCORP, INC.


Dated:  November 12, 1996                     By: /s/ ROBERT S. ZYLA
                                                  -----------------------
                                                      Robert S. Zyla,
                                                      President


Dated:  November 12, 1996                     By: /s/ JAMES M. HEIN
                                                  -----------------------
                                                      James M. Hein,
                                                      Controller