Form 10-K
period 1996-12-31
PRESTIGE BANCORP INC
filed 1997-03-28
CIK 1011145

================================================================================

                      SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1996

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 333-2692

                             PRESTIGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                   25-1785128
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization                     Identification Number)

           710 OLD CLAIRTON ROAD, PLEASANT HILLS, PENNSYLVANIA 15236
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (412) 655-1190

   Securities Registered Pursuant to Section 12(b) of the Act: ______________

 Securities Registered Pursuant to Section 12(g) of the Act:         X
                                                               --------------
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     As of March 20, 1997, the aggregate market value of the 963,023 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 68,097 shares held by all directors and executive officers, was $14.3 million. This figure is based on the reported closing bid in the NASDAQ system of $16.00 per share of the Registrant's Common Stock as of March 20, 1997. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 20, 1997, there were issued and outstanding 963,023 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Parts I, Item I, II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 (Part III).

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

  PRESTIGE BANCORP, INC.

     The Company was organized as a corporation under the laws of the Commonwealth of Pennsylvania in March 1996 at the direction of the Board of Directors of Prestige Bank, a Federal Savings Bank (the "Savings Bank") for the purpose of acquiring all of the capital stock to be issued by the Savings Bank in a conversion under and pursuant to the applicable rules and regulations of the Office of Thrift Supervision, Department of the U.S. Treasury (the "OTS") of the charter of the Savings Bank from a federal mutual chartered savings association to a federal stock chartered savings association (the "Conversion"). The Company has received the approval of the OTS to become a savings and loan holding company.

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 1996, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP") and an equity investment of $200,000 in the common stock of three unrelated savings associations or their related holding companies. The Company has no significant liabilities. The Company has no plans to change these business activities. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 1996, the Company had total consolidated assets of $114.6 million, total consolidated deposits of $83.8 million, total consolidated liabilities (including deposits) of $99.2 million and total consolidated equity of $15.4 million.

     The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Savings Bank. The Company does not employ any persons other than officers who are also officers of the Savings Bank. The Company utilizes the support staff of the Savings Bank from time to time. The profitability of the Company is highly dependent on the profitability of the Savings Bank. The Company's executive office is located at the home office of the Savings Bank at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236, and its telephone number is (412) 655-1190.

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 3 full-service offices located in Allegheny County, Pennsylvania. At December 31, 1996, the Savings Bank had total assets of $114.4 million, total deposits of $87.5 million, total liabilities (including deposits) of $102.8 million and total equity of $11.6 million.

     The Savings Bank's lending operations follow the traditional pattern of a savings association by primarily emphasizing the origination of one-to-four family residential loans for portfolio retention and to a substantially lesser degree, the origination of commercial real estate loans, construction loans on residential properties and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans and cash collateral personal loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. Deposit services offered by the Savings Bank include passbook savings accounts, money market savings accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit with a minimum maturity of 6 months and a maximum maturity of 5 years. The Savings Bank does not utilize the services of deposit brokers.

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 1996, by loan category and investment securities are shown on page 11 of the 1996 Annual Report to Shareholders. The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31, 1996 is shown on page 3 of the 1996 Annual Report to Shareholders. The amounts of the various deposit products of the Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 1996 is shown on page 33 of the 1996 Annual Report to Shareholders.

     The Company's and the Savings Bank's profitability is highly dependent on its net interest income which is the difference between income earned on interest-earning assets less interest paid on interest-bearing liabilities. The Company and Savings Bank are subject to interest rate risk and attempts to minimize that risk by better matching asset and liability maturities and rates.

     The business of each of the Company and the Savings Bank is influenced by prevailing economic conditions and governmental policies, both foreign and domestic. The actions and policy directive of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. The Federal Reserve Board's policies and regulations also influence, directly and indirectly, the rates of interest paid by thrift institutions on their time and savings deposits. The nature and impact on the Company and the Savings Bank of future changes in economic conditions and monetary and fiscal policies, both foreign and domestic, are not predictable.

     In addition to its three branch offices, the Savings Bank operates three automated teller machines ("ATMs"), one at each of the branch offices. The Savings Bank is affiliated with a regional ATM network.

     The Savings Bank ended 1996 with a staff of 38 employees which comprised of 31 full-time and 7 part-time employees. Full-time equivalent employees averaged 34 in 1996.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, Westinghouse Electric Corp., the University of Pittsburgh, PNC Bank Corp and Mellon Bank Corp. With the contraction of the steel industry in the Pittsburgh area over the last 15 years, the number of manufacturing jobs in the Pittsburgh area has declined as well as the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels, which are expected to decline.

     The Savings Bank experiences significant competition in its local market area in both originating loans and attracting deposits. Its most direct competition comes from commercial banks, other thrift institutions and mortgage banking companies. Many of these institutions maintain a state-wide or regional presence and, in some cases, a national presence. Technological innovations have also led to greater competition as well. With the advent of automated transfer payment systems, competition between depository and nondepository institutions has increased. These changes have led to even greater competition among commercial banks, thrift institutions, credit unions, brokerage firms, money market mutual funds, mutual bond funds, finance and insurance companies, mortgage banking firms and retail establishments.

     The recent economic conditions in the Savings Bank's market area and the reduction in population in the greater Pittsburgh metropolitan area in the last ten years has resulted in a reduction in the demand for mortgage loans which meet the underwriting criteria of the Savings Bank. This has led to change in the composition of loan origination by the Savings Bank. Loan originations for one to four family residential mortgages constituted $9.9 million for 1992, or 88.4% of all loan origination for such year, compared to loan origination for one to four family residential mortgages of $17.1 million for 1996, or 64.3% of all loan origination for such year.

     Federal legislation in recent years has eliminated many of the distinctions between commercial banks and thrift institutions and holding companies and allowed bank holding companies to acquire thrift institutions.

Such legislation has generally resulted in an increase in the competition encountered by thrift institutions and has resulted in a decrease in both the number of thrift institutions and the aggregate size of the thrift industry.

     Commercial banks and thrift institutions have recently experienced increasing consolidation. In the event of a downturn in the economy or competitive pressures resulting from increasing consolidation, the Savings Bank may experience reduced demand for mortgage loans. Effective June 1, 1997, interstate branch banking will become permissible subject to certain restrictions. Such interstate branch banking will result in increased competition for deposits. The Savings Bank may have difficulty attracting deposits in an environment of economic downturn, increased consolidation or interstate branch banking.

SUPERVISION AND REGULATION

  PRESTIGE BANCORP. INC.

     General. The Company, as a savings and loan holding company within the meaning of Home Owners' Loan Act of 1933, as amended ("HOLA"), has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank will be subject to certain restrictions in its dealings with the Company and any other affiliates thereof.

     Federal Activities Restrictions. There are few restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association so long as such savings association meets the "qualified thrift lender" test (the "QTL Test"). In the first instance no savings and loan holding company and no non-savings association subsidiary of a savings and loan holding company may engage in any activity or render any service for or on behalf of any savings association for the purpose, or with the effect of, evading any law or regulation applicable to the related savings association. In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, under OTS regulations, any savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL Test by its subsidiary insured institution. Under such circumstances, the holding company would become subject to all of the provisions of the Bank Holding Company Act of 1956, as amended ("BHC Act"), and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company. The Savings Bank currently satisfies the QTL Test.

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Savings Bank was in compliance with the above restrictions.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act, or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     Restrictions on Dividends from Subsidiary Savings Bank. Every subsidiary savings association must give the Director of the OTS not less than thirty days notice of the proposed declaration by the board of directors of such savings association of a dividend on the stock of such savings association held by its parent holding company. Thus, the Savings Bank must notify the OTS thirty days before declaring any dividend to the Company.

     Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     General. The Savings Bank is subject to examination and comprehensive regulation by the OTS which is the Savings Bank's chartering authority. The Savings Bank is also regulated by the FDIC, the administrator of the SAIF which provides insurance for the deposits of the Savings Bank. The Savings Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the FHLB of Pittsburgh, which is one of the 12 regional banks comprising the Federal Home Loan Bank System (the "FHLB System").

     The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank are referred to below or elsewhere herein.

     Business Activities. The activities of savings institutions are governed by HOLA, and in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The Federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1996, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.0 million which was below the Savings Bank's loans to one borrower limit of $1.7 million at such date.

     QTL Test. The HOLA requires savings institutions to meet a QTL Test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1996, the Savings Bank maintained 89.99% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (1) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. The Savings Bank currently qualifies as a Tier 1 Association. In the event the Savings Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions, and is currently 5%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 1996 was 12.9%, which exceeded the then applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 1996 and 1995 totaled $30,000 and $29,000, respectively.

     Branching. Under OTS regulations, Federally chartered savings associations are permitted, subject to OTS approval, to branch nationwide to the extent allowed by Federal statute. This permits Federal savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by Federal savings associations. The OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act, as amended ("CRA") as part of any grant of permission to establish a new branch. A poor CRA record may be the basis for denial of a branching application.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: "outstanding", "satisfactory", "needs to improve" and "substantial noncompliance". The CRA also requires all institutions to make public disclosure of their CRA ratings. The Savings Bank received a "Satisfactory" CRA rating in its most recent Federal examination by the OTS.

     Brokered Deposits. Under FDIC regulations, well-capitalized institutions that are not troubled are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points of the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits, respectively, of the current yield on comparable maturity U.S. treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points of the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Although there exist no prohibitions under FDIC regulations, the Savings Bank does not solicit nor accept brokered deposits. The Savings Bank does not currently intend to change this policy.

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the FRA. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The FDI Act, as amended by FDICIA, requires each Federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, liquidity, capital levels and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. Under the FDI Act, if an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate Federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate Federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action regulations.

     The Federal banking agencies recently adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Safety and Soundness Guidelines") and a final rule which will implement the safety and soundness standards established by FDICIA. The Safety and Soundness Guidelines and the final rule set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Safety and Soundness Guidelines address internal controls and information systems: internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted in final, would be added to the Safety and Soundness Guidelines. If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Safety and Soundness Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

     Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

     The capital standards require core capital (as defined above) equal to at least 3% of adjusted total assets (as defined by regulation). As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Savings Bank had no intangibles which would affect the application of these tests.

     The OTS requires that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at nor near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement.

     The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the allowance for loan and lease losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

     In August, 1995, the OTS and Federal Financial Institutions Examination Council ("FFIEC") announced that effective October 1, 1995, they would not require institutions to include unrealized gains and losses on available for sale debt securities when calculating regulatory capital. This announcement reversed prior OTS policy concerning the implementation of SFAS No. 115. As a result, institutions must now value available for sale debt securities at amortized cost, rather than at fair value, for purposes of calculating regulatory capital. Institutions are still required to comply with SFAS No. 115 for financial reporting purposes.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate component into the risk-based capital regulation. Under the rule, an institution with a greater that "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institutions's measured interest rate risk and 2.0, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institutions's interest rate risk component on a cases-by-case basis. The final rule was originally to be effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deduction for institutions with greater that "normal" interest rate risk until the OTS publishes an appeals process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. In any event, management of the Savings Bank does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Savings Bank's regulatory capital position.

     At December 31, 1996, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see pages 34 and 35 of the 1996 Annual Report to Shareholders. For further information on the application of the interest rate risk component, see pages 9 and 10 of the 1996 Annual Report.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized". Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     As of December 31, 1996, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier I risk-based capital ratio of 6% or more, and a leverage capital ratio of 5.0% or more), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rate varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ending December 31, 1997, the insurance fund assessment payable by the Savings Bank is 6.45 basis points which is a reduction from the general assessment of 23 basis points applicable to the Savings Bank for the first and the second six-month period of the fiscal year ended December 31, 1996.

     The FDIC sets the assessment rate for institutions on a semi-annual basis. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determined to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future.

     Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a one time special assessment of 65.7 basis points against insured deposits of the Savings Bank as of March 31, 1995. This special assessments was charged against all financial institutions with deposits insured by the SAIF. This special assessment was used to provide a capital infusion into the SAIF. The money collected will capitalize the thrift fund and let thrift premiums be brought in line with those of commercial banks by the year 2000. This legislation also provided that this special assessment is fully deductible against the income of the Savings Bank for the fiscal year ending December 31, 1996. Although this special assessment charged to the Savings Bank was $501,727, the after-tax effect of such special assessment was approximately $308,000. This legislation has as a goal the merger of the thrift fund into the stronger Bank Insurance Fund (BIF) by 1999, but not until the bank and thrift charters are combined.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1996, of $754,000.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1996, 1995 and 1994, dividends from the FHLB to the Savings Bank amounted to $46,413, $48,667 and $41,050, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     FIRREA requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting principles to the same degree as is prescribed by the Federal banking agencies for banks or may be more stringent than such requirements.

     On September 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements (effective October 2, 1992). The amendments reflected the adoption by the OTS of the following standards: (i) regulatory reports will incorporate generally accepted accounting principles when generally accepted accounting principles are used by Federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than generally accepted accounting principles whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations. The OTS anticipates further similar revisions to its regulations in the near future.

     The OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held to maturity, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of, and accounting for, securities held to maturity, sale, and trading. Securities held to maturity, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held to maturity), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held to maturity may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Savings Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles.

     Special Liquidation Rights. In connection with the Conversion, a special "liquidation account" was established for the benefit of the eligible account holders and the supplemental eligible account holders of the Savings Bank determined in accordance with the plan of conversion adopted by the Savings Bank under applicable law governing the conversion of mutual savings banks. This liquidation account is equal to the amount of the net worth of the Savings Bank as of the date of its latest statement of financial condition contained in the final prospectus used in connection with the Conversion. This amount is $7,085,000. Each eligible account holder and supplemental eligible account holder, if he were to continue to maintain his deposit account at the Savings Bank, would be entitled, on a complete liquidation of the Savings Bank after Conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Savings Bank. Each such eligible account holder or supplemental eligible account holder of the Savings Bank will have a pro rata interest in the total liquidation account for each of his, her or its, as the case may be, deposit accounts based on the proportion that the balance of each such deposit account on the eligibility record dates for such account holders bore to the balance of all deposit accounts in the Savings Bank on each of the such eligibility record date. Under certain circumstances the interests of an eligible account holder or a supplemental eligible account holder may be terminated.

     Were a mutual savings bank to liquidate, all claims of creditors (including those of depositors, to the extent of deposit balances) would be paid first. Thereafter, if there were any assets remaining, depositors would receive such remaining assets, pro rata, based upon the deposit balances in their deposit accounts immediately prior to liquidation. These liquidation rules survived the Conversion. In the event that the Savings Bank were to be liquidated after Conversion, all claims of creditors (including those of depositors, to the extent of their deposit balances) would also be paid first, followed by distribution of the "liquidation account" to the eligible account holders and the supplemental eligible account holders of the Savings Bank, with any assets remaining thereafter distributed to the Company as the holder of the Savings Bank's capital stock. Pursuant to the rules and regulations of the OTS, a post-Conversion merger, consolidation, sale of bulk assets or similar combination or transaction with another insured savings institution would not be considered a liquidation and, in such a transaction, the liquidation account would be required to be assumed by the surviving institution.

FEDERAL AND STATE TAXATION

     General. The Company and the Savings Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

     Fiscal Year. The Company and the Savings Bank will file a consolidated Federal income tax return on a December 31 year end basis.

     Method of Accounting. The Company maintains its books and records for Federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or
(ii) the time when economic performance with respect to the item of expense has occurred.

     Bad Debt Reserves. With a limited exception, effective for taxable years beginning after 1995, the Small Business Job Protection Act of 1996 (the "1996 Act") repealed the reserve method of accounting for bad debts by savings institutions. The reserve method permitted savings institutions to establish reserves for bad debts and to make annual additions thereto which qualified as deductions from taxable income for federal tax purposes. Prior to the effective date of repeal, the bad debt deduction was generally based on a savings institution's actual loss experience (the "Experience Method") or, if certain definitional tests relating to the composition of assets and the nature of its business were met, by reference to a percentage of the savings institution's taxable income (the "Percentage Method").

     The 1996 Act provides a limited exception to the repeal of the reserve method by retaining the Experience Method for savings institutions, such as the Savings Bank, which have assets with adjusted bases of $500 million or less. The Percentage Method is no longer available for any savings institution. For taxable years ended on or before December 31, 1995, the Savings Bank generally had elected to use the Percentage Method to compute the amount of its bad debt deduction.

     Under the Experience Method, the deductible annual addition continues to be the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (ii) the lower of (x) the balance in the reserve account at the close of the Savings Bank's "base year," which was its tax year ended December 31, 1987, or (y) if the amount of loans outstanding at the close of the current year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the current year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans was computed as a percentage of the Savings Bank's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under the Percentage Method, a qualifying institution such as the Savings Bank generally could deduct 8% of its taxable income.

     The 1996 Act mandates that a savings institution required to change its method of computing reserves for bad debts shall take into income ratably over a six year period its "applicable excess reserve", commencing with the first taxable year beginning after 1995. Under a special rule that is applicable only for taxable years that begin after December 31, 1995 and before January 1, 1998, if a savings institution meets the "residential loan requirement" for a taxable year, the recapture of the applicable excess reserve that would otherwise be required to be taken into account will be suspended. The effect of this is that all savings institutions will be required to recapture their applicable excess reserves within six, seven or eight years after the effective date of the change.

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. As of December 31, 1996, the Savings Bank had approximately $37,000 of applicable excess reserves. Approximately $6,200 of which will be recaptured on an annual basis. If the Savings Bank maintains the applicable residential loan requirement, this recapture will commence no later than its taxable year beginning January 1, 1998.

     The base year (i.e. December 31, 1987) bad debt reserve under the Percentage Method is permanently suspended, and therefore not subject to recapture, unless a base year loan contraction occurs in a subsequent year. A base year loan contraction occurs when the total loans at the end of the year is less than the total loans at December 31, 1987. In such cases, a proportionate reduction to the base year bad debt reserve at December 31, 1987 is required and the reduction to the reserve is recaptured. Furthermore, the base year bad debt reserve constitutes a restriction for tax purposes of the Bank's use of retained earnings for distributions or redemptions.

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 1996. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

     The Savings Bank will meet the residential loan requirement if, for a taxable year, the principal amount of residential loans made by it are generally not less than the average principal amount of residential loans made by it during the six most recent taxable years beginning before January 1, 1996.

     Distributions. If the Savings Bank were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Savings Bank would generally be required to recognize as income an amount which, when reduced by the amount of Federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Savings Bank with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the Experience Method) and (b) the amount of the Savings Bank's supplemental bad debt reserve. The Savings Bank will continue to deduct additions to its bad debt reserves in the same manner as it has in past years.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

     Federal Income Tax Returns. The Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 1995. The Savings Bank has not been notified by the IRS that it intends to examine any of the corporate income tax returns filed by the Savings Bank. Under the current statute of limitations, the Savings Bank's returns for taxable years ending December 31, 1992 and prior are free from examination by the IRS.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

     State and Local Taxation. The Savings Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Savings Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift

Institutions Tax is 11.5%. Interest on Commonwealth of Pennsylvania and Federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed.

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

STATISTICAL DISCLOSURE BY SAVINGS AND LOAN HOLDING COMPANIES

     Information regarding statistical disclosure for a savings and loan holding company required by the Securities Act Industry Guide 3 is set forth in the portions of the 1996 Annual Report which are incorporated herein by reference.

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          Information required by this section is presented on pages 10 through 12 of the 1996 Annual Report and is incorporated herein by reference.

     II.  Investment Portfolio.

          Information required by this section is presented on pages 27 through 32 of the 1996 Annual Report and is incorporated herein by reference.

     III. Loan Portfolio.

          Information required by this section is presented on pages 17 through 25 of the 1996 Annual Report and is incorporated herein by reference.

     IV.  Summary of Loan Loss Experience.

          Information required by this section is presented on pages 23 through 27 of the 1996 Annual Report and is incorporated herein by reference.

     V.   Deposits.

          Information required by this section is presented on pages 32 through 34 of the 1996 Annual Report and is incorporated herein by reference.

     VI.  Return on Equity and Assets.

          Information required by this section is presented on pages 3 through 4 of the 1996 Annual Report and is incorporated herein by reference.

     VII. Short-Term Borrowing.

          Information required by this section is presented on page 34 of the 1996 Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

                     NAME                     AGE             POSITION WITH REGISTRANT
    --------------------------------------    ---     -----------------------------------------
    Robert S. Zyla........................    49      President
    Patricia A. White.....................    50      Vice President, Secretary and Treasurer
    James M. Hein.........................    33      Controller

Each of Robert S. Zyla, Patricia A. White and James M. Hein were elected to their respective positions in connection with the Conversion. After the Annual Meeting of the shareholders of the Company, the Board of Directors of the Company has a reorganization meeting and elects the executive officers of the Company. The positions held by the executive officers of the Savings Bank during the past five years are as follows:

                  NAME                     TERM              POSITION WITH SAVINGS BANK
    --------------------------------    ----------    ----------------------------------------
    Robert S. Zyla..................    1992-1996     President/CEO and Treasurer(1)
    Patricia A. White...............    1992-1996     Executive Vice President and Secretary
    James M. Hein...................    1992-1996     Controller and Chief Financial
                                                      Officer(2)

---------

(1) Mr. Zyla assumed the additional title of Chief Executive Officer and Treasurer on January 18, 1995.

(2) Mr. Hein assumed the additional title of Chief Financial Officer on January 17, 1996.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 1996.

                                                            NET BOOK VALUE     AMOUNT OF
          DESCRIPTION/ADDRESS              LEASED/OWNED      OF PROPERTY       DEPOSITS
          -------------------              -------------    --------------     ---------
                                                            (IN THOUSANDS)
Corporate and Main Office:
--------------------------
710 Old Clairton Road                          Owned             $562           $37,308
Pleasant Hills, Pennsylvania 15236

Branch Offices:
---------------
543 Brownsville Road                           Owned             $451           $32,166
Mt. Oliver, Pennsylvania 15210

6257 Library Road                              Owned             $180           $17,979
Bethel Park, Pennsylvania 15102

     The Board of Directors of the Company and the Savings Bank have authorized the expansion and remodeling of the Corporate Headquarters of the Company and the Savings Bank. Management intends to construct a 4,000 square foot addition to this Corporate Headquarters. The total estimated cost of this project is $600,000.

     In April, 1996, the Savings Bank exercised its option to purchase a parcel of land in Bethel Park, Pennsylvania located within 3/4 of a mile of the current Bethel Park branch office of the Savings Bank. The purchase price for this parcel was $250,000. The current book value of this property is $265,717. The Company and the Savings Bank are currently exploring the development of this property. Management is considering the construction of a an office building on this parcel. No final decision has been made to start this project.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 1996, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pages 2-5 of the 1996 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 2-5 of the 1996 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 6-17 of the 1996 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS

     Pages 36-58 of the 1996 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 4-7 of the Registrant's definitive Proxy Statement dated March 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to pages 7-10 of the Registrant's definitive Proxy Statement dated March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 2-5 of the Registrant's definitive Proxy Statement dated March 31, 1997.

ITEM 13. CERTAIN TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference to pages 8, 9, 16 and 17 of the Registrant's definitive Proxy Statement dated March 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     The following information appearing in the Registrant's 1996 Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                             PAGES IN
        ANNUAL REPORT SECTION                                             ANNUAL REPORT
        ---------------------                                             -------------
        Independent Auditors' Report                                            36
        Consolidated Balance Sheet                                              37
        Consolidated Statements of Income                                       38
        Consolidated Statements of Stockholders' Equity                         39
        Consolidated Statements of Cash Flows                                   40
        Notes to Consolidated Financial Statements                            41-58

  (a)(2) FINANCIAL STATEMENT SCHEDULES

     All financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

  (a)(3) EXHIBITS REQUIRED BY ITEM 601

                                                                                     PAGE # WHERE
                                                                                  ATTACHED EXHIBITS
                                                               REFERENCE TO      ARE LOCATED IN THIS
                                                             PRIOR FILING OR       FORM 10-K REPORT
  REGULATION S-K                                              EXHIBIT NUMBER      OR THE INTEGRATED
  EXHIBIT NUMBER                 DOCUMENT                    ATTACHED HERETO        ANNUAL REPORT
  --------------                 --------                    --------------      ------------------
        3.1       Certificate of Incorporation of                   *               Not Applicable
                  Prestige Bancorp, Inc.

        3.2       Bylaws of Prestige Bancorp, Inc.                  *               Not Applicable

        4         Rights of Security Holders                      *****             Not Applicable

       10.1       1997 Recognition and Retention Plan and          ***              Not Applicable
                  Trust for Officers, Directors and
                  Employees**

       10.2       1997 Stock Option Plan for Officers,             ***              Not Applicable
                  Directors and Employees**

       10.3       Employment Agreement among the Company,           *               Not Applicable
                  the Savings Bank and Robert S. Zyla,
                  Patricia A. White and James M. Hein,
                  dated June 27, 1996**

       10.4       Loan Documents with FHLB of Pittsburgh           10.4            (filed with SEC;
                                                                                 copy available from
                                                                                 Company on request)

         11       Statement re Computation of Per Share            ****          Page 3 of the Annual
                  Earnings                                                              Report

                                                                                     PAGE # WHERE
                                                                                  ATTACHED EXHIBITS
                                                               REFERENCE TO      ARE LOCATED IN THIS
                                                             PRIOR FILING OR       FORM 10-K REPORT
  REGULATION S-K                                              EXHIBIT NUMBER      OR THE INTEGRATED
  EXHIBIT NUMBER                 DOCUMENT                    ATTACHED HERETO        ANNUAL REPORT
  --------------                 --------                    ---------------     -------------------
         13       Annual Report to Shareholders               Not Applicable             ****

         21       Subsidiaries of Registrant                        *               Not Applicable

         27       Financial Data Schedule                   (For SEC use only)    (For SEC use only)

---------

    * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83666) filed by the Company with the SEC on May 9, 1996, as amended.

   ** Management plan or compensatory plan or arrangement.

  *** Incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting filed by the Company with the SEC on April 4, 1997.

 **** The Annual Report for 1996 is included as part of this integrated filing of 1996 Annual Report to Shareholders and Form 10-K Report.

***** Articles 6 and 14 of the Articles of Incorporation of Prestige Bancorp,
      Inc. Such Certificate of Incorporation can be found as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-83666) filed by the Company with the SEC on May 9, 1996, as amended. A summary discussion on certain limitations on the rights of Stockholders can be obtained at pages 16 and 17 and pages 98 through 108 of the final prospectus filed by the Company with the SEC in connection with such Form S-1.

  (b) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report [to be executed on] its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997                    PRESTIGE BANCORP, INC.

                                              /s/ ROBERT S. ZYLA
                                        By:____________________________
                                                Robert S. Zyla
                                              President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ ROBERT S. ZYLA                          /s/ MICHAEL R. MACOSKO
----------------------------------          ----------------------------------
Robert S. Zyla                              Michael R. Macosko
President and Director                      Director
(Principal Executive Officer)               Date: March 31, 1997
Date: March 31, 1997


       /s/ JOHN A. STIVER                           /s/ MARK R. SCHOEN
----------------------------------          ----------------------------------
John A. Stiver                              Mark R. Schoen
Chairman of the Board of Directors          Director
Date: March 31, 1997                        Date: March 31, 1997



      /s/ PATRICIA A. WHITE                     /s/ CHARLES P. MCCULLOUGH
----------------------------------          ----------------------------------
Patricia A. White                           Charles P. McCullough
Treasurer, Secretary and Director           Director
Date: March 31, 1997                        Date: March 31, 1997


       /s/ MARTIN W. DOWLING                         /s/ JAMES M. HEIN
----------------------------------          ----------------------------------
Martin W. Dowling                           James M. Hein
Director                                    Controller
Date: March 31, 1997                        (Principal Financial and
                                            Accounting Officer)
                                            Date: March 31, 1997