Form 10-Q
period 1997-03-31
PRESTIGE BANCORP INC
filed 1997-05-14
CIK 1011145

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                  25-1785128
                  ------------                                  ----------
(State or other jurisdiction of incorporation or            (I.R.S.Employer
                  organization)                           IdentificationNumber)

            710 Old Clairton Road
     Pleasant Hills, Pennsylvania                                       15236
     ----------------------------                                       -----
(Address of principal executive office)                              (Zip Code)

                                 (412) 655-1190
                                 --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1997, there were 914,873 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                     PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 1997 (unaudited) and December 31, 1996                                             1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 1997 and 1996 (unaudited)                                             2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 1997 and 1996 (unaudited)                               3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 1997 and 1996 (unaudited)                                             4

              Notes to Financial Statements (unaudited)                                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                               11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                           14
Item 2.       Changes in Securities                                                                       14
Item 3.       Defaults upon Senior Securities                                                             14
Item 4.       Submission of Matters to a Vote of Security-Holders                                         14
Item 5.       Other Information                                                                           14
Item 6.       Exhibits and Reports on Form 8-K                                                            14

SIGNATURES                                                                                                15

Table

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   March 31,            December 31,
                                                                                     1997                   1996
                                                                                     ----                   ----
ASSETS

Cash and due from banks                                                           $    812,063          $   735,951
Interest-bearing deposits with banks                                                 1,119,971            1,411,727
Investment securities:
  Available for sale                                                                11,211,169           11,442,549
  Held to maturity (market value $25,664,916 and
    $20,364,934, respectively)                                                      26,274,822           20,461,927

Net loans                                                                           82,569,586           76,545,153
Federal Home Loan Bank stock, at cost                                                1,140,100              753,900
Premises and equipment, net                                                          1,854,047            1,880,919
Accrued interest receivable                                                          1,149,211              810,884
Deferred tax asset                                                                     102,748               35,726
Other assets                                                                           598,681              561,413
                                                                                  ------------         ------------
Total assets                                                                      $126,832,398         $114,640,149
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Noninterest-bearing deposits                                                    $  2,771,890          $ 2,554,148
  Interest-bearing deposits                                                         84,503,787           81,267,320
                                                                                  ------------          -----------
          Total deposits                                                            87,275,677           83,821,468

  Federal Home Loan Bank advances                                                   22,800,125           14,477,000
  Advance payments by borrowers for taxes and insurance                                649,090              622,057
  Income taxes payable                                                                 152,105               24,360
  Other liabilities                                                                  1,134,777              265,064
                                                                                  ------------         ------------
          Total liabilities                                                        112,011,774           99,209,949
                                                                                  ------------         ------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                                              -                    -
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and 919,873 outstanding on March 31, 1997; 963,023 shares issued and outstanding on

    December 31, 1996                                                                  963,023              963,023
  Treasury stock at cost, 43,150 shares on
    March 31, 1997; none at December 31, 1996                                        ( 697,751)                -
  Additional paid-in-capital                                                         8,006,147            8,000,176
  Unearned ESOP shares                                                                (755,490)            (755,490)
  Retained earnings - substantially restricted                                       7,566,396            7,390,945
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes                                       (261,701)            (168,454)
                                                                                  ------------         ------------
          Total stockholders' equity                                                14,820,624           15,430,200
                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                        $126,832,398         $114,640,149
                                                                                  ============         ============

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                          1997                    1996
                                                                          ----                    ----
Interest income:
  Interest and fees on loans                                           $ 1,496,384             $ 1,129,164
  Interest on mortgage-backed securities                                   211,420                 246,207
  Interest and dividends on other investment securities                    402,538                 122,727
  Interest on deposits in other financial institutions                      22,942                  35,480
                                                                      ------------             -----------
          Total interest income                                          2,133,284               1,533,578
                                                                      ------------             -----------
Interest expense:
  Interest on deposits                                                     853,108                 859,286
  Advances from Federal Home Loan Bank                                     298,508                  46,269
                                                                      ------------             -----------
          Total interest expense                                         1,151,616                 905,555
                                                                      ------------             -----------
          Net interest income                                              981,668                 628,023

Provision for loan losses                                                   17,000                   9,000
                                                                      ------------             -----------
          Net interest income after provision for loan losses              964,668                 619,023
                                                                      ------------             -----------
Other income:
  Fees and service charges                                                  63,534                  60,673
  Other income, net                                                          9,845                   9,383
                                                                      ------------             -----------
          Total other income                                                73,379                  70,056
                                                                      ------------             -----------
Other expenses:
  Salaries and employee benefits                                           362,828                 284,882
  Premises and occupancy costs                                              79,483                  83,616
  Federal deposit insurance premiums                                        13,752                  44,609
  Data processing costs                                                     48,234                  43,393
  Advertising costs                                                         22,215                  18,068
  Transaction processing costs                                              46,218                  36,845
  ATM transaction fees                                                      21,548                  21,559
  Other expenses                                                           114,448                  62,515
                                                                      ------------             -----------
          Total other expenses                                             708,726                 595,487
                                                                      ------------             -----------
          Income before income tax expense                                 329,321                  93,592

Income tax expense                                                         124,979                  35,926
                                                                      ------------             -----------
Net income                                                            $    204,342             $    57,666
                                                                      ============             ===========

Earnings per share (1)                                                     $0.23                       N/A


(1) Earnings per share information for 1996 is not presented as the Corporation completed its stock offering on June 27, 1996.

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                                                                   Net Unrealized
                                                                                                 Holding Losses on
                                               Additional                  Unearned              Available for Sale
                                   Common       Paid-In      Treasury        ESOP      Retained       Securities,
                                    Stock       Capital        Stock        Shares     Earnings     Net of Taxes         Total
                                    -----       -------      --------       ------     --------  ------------------      -----
Balance, December 31, 1996       $ 963,023    $8,000,176    $        -   $(755,490)  $7,390,945     $ (168,454)      $15,430,200
  Net income                         -              -                -           -      204,342              -           204,342
  Allocation of 773 ESOP shares      -             5,971             -           -            -              -             5,971
  Increase in net unrealized
    holding losses on
    available for sale
    securities, net of taxes         -              -                -           -            -        (93,247)          (93,247)
  Cash dividends declared:
    Common stock ( $0.03 per
    share on 963,023 shares )        -              -                -           -      (28,891)             -           (28,891)
  Treasury stock purchases,
    43,150 shares                    -              -         (697,751)          -            -              -          (697,751)
                                 ---------    ----------    ----------   ---------   ----------     ----------       -----------
Balance, March 31, 1997          $ 963,023    $8,006,147    $ (697,751)  $(755,490)  $7,566,396     $ (261,701)      $14,820,624
                                 =========    ==========    ==========   =========   ==========      =========       ===========

Balance, December 31, 1995       $       -    $        -    $        -   $       -   $7,245,432      $ (67,457)      $ 7,177,975
  Net income                             -             -             -           -       57,666              -            57,666
  Increase in net unrealized
    holding losses on
    available for sale
    securities, net of taxes             -             -             -           -            -       (150,213)         (150,213)
                                 ---------    ----------    ----------   ---------   ----------      ---------       -----------
Balance, March 31, 1996          $       -    $        -    $        -   $       -   $7,303,098      $(217,670)      $ 7,085,428
                                 =========    ==========    ==========   =========   ==========      =========       ===========


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -------------------------
                                                                           1997                 1996
                                                                           ----                 ----
Operating activities:
  Net income                                                           $   204,342            $    57,666
                                                                       -----------            -----------
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities-
      Depreciation of premises and equipment                                42,848                 41,259
      Amortization of premiums and discounts, net                           (1,661)                (1,764)
      Compensation expense related to ESOP benefit                          18,811                   -
      Provision for loan losses                                             17,000                  9,000
      Increase (decrease) in other liabilities                             183,654               (107,108)
      Increase in income taxes payable                                     122,889                 35,729
      Increase in accrued interest receivable                             (338,327)                (6,469)
      Increase in other assets                                             (37,268)               (36,657)
      Other, net                                                              -                     1,786
                                                                       -----------            -----------
          Total adjustments                                                  7,946                (64,224)
                                                                       -----------            -----------
          Net cash provided (used) by operating activities                 212,288                 (6,558)
                                                                       -----------            -----------
Investing activities:
  Loan originations                                                     (9,631,028)            (3,337,921)
  Principal payments on loans                                            3,589,595              2,338,811
  Principal payments on mortgage-backed securities available for sale      253,738                173,585
  Principal payments on mortgage-backed securities held to maturity        661,495                404,366
  Purchases of available for sale securities                              (177,375)            (3,517,884)
  Purchases of held to maturity investment securities                   (6,473,125)                  -
  Maturities of investment securities held to maturity                        -                 1,000,000
  Purchases of premises and equipment                                      (15,976)               (45,549)
  Purchase of Federal Home Loan Bank stock                                (386,200)                (1,700)
                                                                       -----------            -----------
          Net cash used by investing activities                        (12,178,876)            (2,986,292)
                                                                       -----------            -----------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance       27,033                (23,220)
  Proceeds from Federal Home Loan Bank advances                         19,773,125                   -
  Payments on Federal Home Loan Bank advances                          (11,450,000)                  -
  Net increase in Money Market, NOW and Passbook savings accounts        2,452,846                777,949
  Net increase in certificate accounts                                   1,001,363                330,779
  Purchases of treasury stock                                              (24,532)                  -
  Common stock cash dividends paid                                         (28,891)                  -
  Other                                                                       -                  (118,390)
                                                                       -----------            -----------
          Net cash provided by financing activities                     11,750,944                967,118
                                                                       -----------            -----------
Net decrease in cash and cash equivalents                                 (215,644)            (2,025,732)

Cash and cash equivalents at beginning of period                         2,147,678              4,393,667
                                                                       -----------            -----------
Cash and cash equivalents at end of period                             $ 1,932,034            $ 2,367,935
                                                                       ===========            ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                       $      -               $    20,000
    Cash paid during the period for interest on deposits
     and borrowings                                                      1,066,382                905,879
                                                                       ===========            ===========

The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1. PLAN OF CONVERSION:

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the
Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc. (the Corporation), a Pennsylvania corporation. The Plan provided that the holding company offer nontransferable subscription rights to purchase common stock of the holding company. The rights were offered first to eligible account holders of record, a tax-qualified employee stock ownership plan to be adopted by the Bank, supplemental eligible account holders, certain other depositors and borrowers, and directors, officers and employees.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)) at $10.00 a share. Simultaneously there was a corresponding exchange of all the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds were retained by the Corporation net of $770,410 which was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's Annual Report and Form 10-K.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                       March 31, 1997
                                                               -------------------------------
                                                                 Amortized            Market
                                                                   Cost               Value
                                                               ------------        -----------
U.S. government and government
    agency obligations:
       Due after one and within five years                     $  2,001,733        $  1,959,215
       Due after five and within ten years                       13,502,764          13,104,915
       Due after ten years                                        1,500,000           1,461,870
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                          721,140             715,625
       Due after ten years                                        7,115,919           6,950,335
Government National Mortgage
    Association (GNMA) certificates due
    after ten years                                               1,320,983           1,358,096
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                               112,283             114,860
                                                                -----------         -----------
                                                                $26,274,822         $25,664,916
                                                                ===========         ===========

Investment securities available for sale:

                                                                       March 31, 1997
                                                               -------------------------------
                                                                                      Market
                                                                   Cost               Value
                                                               ------------        -----------
U.S. government and government
    agency obligations:
       Due after one and within five years                      $ 2,000,000        $  1,956,860
       Due after five and within ten years                        2,503,078           2,399,990
       Due after ten years                                        2,000,000           1,862,500
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                        1,903,325           1,841,592
       Due after ten years                                          288,810             291,948
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                             1,239,976           1,164,747
Mutual fund investment                                            1,380,461           1,319,457
Common stock portfolio                                              331,602             374,075
                                                                -----------         -----------
                                                                $11,647,252         $11,211,169
                                                                ===========         ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                                   March 31,
                                                                      1997
                                                                   ---------

Commercial, including commercial secured by real estate           $ 6,206,015
                                                                  -----------

Real estate loans:
  1-4 family                                                       66,105,895
  Construction                                                      1,502,100
                                                                  -----------
                                                                   67,607,995
  Less-Undisbursed loan proceeds                                      964,649
       Deferred loan costs                                             (7,040)
                                                                  -----------
                                                                   66,650,386
                                                                  -----------
Consumer loans:
  Share                                                               504,751
  Automobile                                                        1,518,246
  Home equity                                                       5,230,765
  Student                                                           2,255,538
  Credit cards                                                        409,177
  Personal unsecured/other                                            117,048
                                                                  -----------
                                                                   10,035,525
                                                                  -----------
                                                                   82,891,926
   Less- Allowance for loan losses                                    322,340
                                                                  ===========
                                                                  $82,569,586
                                                                  ===========

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                                                       Three Months Ended
                                                                             March 31,
                                                                      ---------------------
                                                                      1997             1996
                                                                      ----             ----
Balance at beginning of period                                      $306,926         $287,060
Provision for loan losses                                             17,000           l9,000
Charge-offs                                                           (1,626)              --
Recoveries                                                                40               40
                                                                    ========         ========
Balance at end of period                                            $322,340         $296,100
                                                                    ========         ========

6. DEPOSITS:

The aggregate amount of short-term certificates of deposit, each with a minimum denomination of $100,000, was approximately $5,364,000 at March 31, 1997. The scheduled maturities of the Bank's certificate accounts as of March 31, 1997 are as follows (amounts approximate):

       April 1, 1997 to March 31, 1998               $32,125,000
       April 1, 1998 to March 31, 1999                 5,417,000
       April 1, 1999 to March 31, 2000                 3,807,000
       April 1, 2000 to March 31, 2001                 2,744,000
       April 1, 2001 and thereafter                      592,000
                                                     ===========
                                                     $44,685,000
                                                     ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                          Three Months Ended
                                               March 31,
                                          --------------------
                                          1997            1996
                                          ----            ----
                Federal                 $101,179         $29,294
                State                     23,800           6,632
                                        --------         -------
                                        $124,979         $35,926
                                        ========         =======

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 1997, and December 31, 1996, amounted to $392,084 and $419,236, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of March 31, 1997 and December 31, 1996, respectively.

9. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Bank's actual capital amounts and ratios are presented below in the following table. There is no deduction from capital for interest-rate risk (amounts in thousands).

                                                                                                  To Be Well Capitalized
                                                                  For Capital Adequacy           Under Prompt Corrective
                                         Actual                         Purposes                     Action Provisions
                                  --------------------            ---------------------         ------------------------
                                  Amount         Ratio            Amount          Ratio         Amount          Ratio
                                  ------         -----            ------          -----         ------          -----
Total Capital (to Risk
  Weighted Assets):
As of March 31, 1997              $12,480        21.63%            =>4,615        =>8.0%        =>5,769       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
As of March 31, 1997              $12,158        21.07%            =>2,308        =>4.0%        =>3,461       =>6.0%

Tier 1 Capital (to
  Average Assets):
As of March 31, 1997              $12,158         9.72%            =>5,005        =>4.0%        =>6,256       =>5.0%

10. FUTURE ACCOUNTING STANDARD:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations than fully diluted earnings per share under existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Corporation applied the provisions of SFAS No. 128 in the first quarter of 1997 to the earnings per share calculations, the basic and diluted earnings per share for the three months ended March 31, 1997 would have been $0.23.

11. SUBSEQUENT EVENTS:

On April 23, 1997 at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan and Management Recognition and Retention Plan and Trust as fully described in the Corporation's proxy statement dated March 31, 1997.

Additionally, on March 3, 1997, the Corporation initiated a plan to repurchase, at market value, up to 5% (48,150 shares) of its outstanding shares of common stock through the use of its existing cash and cash equivalents. As of March 31, 1997, the Corporation had a liability for treasury shares purchased of $673,219 which was paid in April 1997. This repurchase program was completed on April 28, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1997, the Company's total assets amounted to $126.8 million compared with $114.6 million at December 31, 1996. The $12.2 million or 10.6% increase was primarily due to an increase of $6.0 million or 7.9% in net loans receivable and an increase of $5.6 million or 17.5% in investment securities. The growth in net loans receivable was attributable to increases in commercial and one-to-four family residential real estate loans. Such increase in assets was funded through an increase in deposits of $3.5 million or 4.1% and a $8.3 million or 57.5% increase in Federal Home Loan Bank advances. Total shareholders' equity amounted to $14.8 million or 11.69% of total assets at March 31, 1997, compared to equity of $15.4 million or 13.46% of total assets at December 31, 1996. The $610,000 decrease was the result of the Company's repurchase of its common stock and quarterly dividend paid which was partially offset by net income during the period.

The Company's nonperforming assets increased $19,000 or 4.9% to $410,000 at March 31, 1997, compared to $391,000 at December 31, 1996. The increase was due to an increase in nonperforming one-to-four family residential mortgage loans.

RESULTS OF OPERATIONS

GENERAL--The Company's net income for the quarter ended March 31, 1997, was $204,000 or $0.23 per share compared to net income of $58,000 for the same quarter in the prior year. The $146,000 increase in net income for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 was primarily the result of a $353,000 increase in net interest income before provision for loan losses which was partially offset by a $114,000 increase in total non-interest expense and a $89,000 increase in provision for income taxes. A portion of the increased net interest income can be attributed to the investment of the funds raised through the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association which occurred on June 27, 1996. The annualized return on average assets and return on average equity for the quarter ended March 31, 1997, was .65% and 5.34%, respectively, compared to .25% and 3.23% for the comparable period of 1996.

INTEREST INCOME--The Company reported interest income of $2.1 million for the three months ended March 31, 1997, as compared to $1.5 million for the three months ended March 31, 1996. The increase of $600,000 or 39.0% for the quarter ended March 31, 1997, as compared to the same period in the prior year can be attributed to a $367,000 or 32.5% increase in interest and fees on loans and a $280,000 or 227.6% increase in interest and dividends on other investment securities as the Company continued to leverage its capital by expanding its loan and investment portfolios. The average balances on loans receivable and investment securities during the first quarter of 1997 were $80.8 million and $26.0 million, respectively, compared to $62.3 million and $10.2 million, respectively, for the same period in 1996. In addition, the Company benefited from earning higher yields on loans receivable and investment securities. The weighted average yield on loans receivable and investment securities during the first quarter of 1997 were 7.4% and 6.2%, respectively, compared to 7.2% and 4.8%, respectively, for the same period in 1996.

INTEREST EXPENSE--Interest expense increased $246,000 or 27.2% during the three months ended March 31, 1997. The increase for the three months ended March 31, 1997 compared to the same period in the prior year was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first quarter of 1997 were $85.6 million and $23.2 million, respectively, compared to $81.3 million and $3.0 million, respectively, for the same period in 1996.

PROVISION FOR LOAN LOSSES--During the three months ended March 31, 1997 the Company recorded provisions for losses on loans of $17,000 compared to $9,000 for the comparable period in 1996. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards, current analysis of the existing portfolio of loans and a review of the current economic conditions in the Company's market area. The increase in the first quarter of 1997 reflects the increased amount of lending by the Company.

OTHER INCOME--Other income increased $3,000 or 4.7% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase was primarily attributable to increases in fees and service charges.

OTHER EXPENSES-- The increase in total other expenses of $113,000 or 19.0% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 was primarily the result of a $78,000 or 27.4% increase in salaries and employee benefits due to approved salary increases and the addition of the ESOP plan and a $52,000 increase in other expenses primarily due to increased professional fees and other costs associated with operating the Company as a public reporting entity. These increases were partially offset by a $31,000 reduction in FDIC premiums due to a new premium schedule that resulted from the 1996 legislation that recapitalized the savings association fund.

INCOME TAXES--The Company incurred a provision for income taxes of $125,000 for the three months ended March 31, 1997 compared to an income tax provision of $36,000 for the same period in the prior year. Such increase was primarily due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit funding level deemed appropriate and desirable by its Board of Directors. In addition, the Company invests in short-term interest-earning assets which provides liquidity to meet lending requirements. Although the Company has historically relied on deposits for funding, the Company in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of March 31, 1997, the Company had $22.8 million of outstanding advances from the FHLB of Pittsburgh.

During the three months ended March 31, 1997 and 1996, the Company's operating activities provided net cash of approximately $212,000 and used net cash of approximately $7,000, respectively. The primary reasons for the $212,000 net cash provided during the three months ended March 31, 1997 were $204,000 in net income, a $184,000 increase in other liabilities and a $123,000 increase in income taxes payable which was partially offset by a $338,000 increase in accrued interest receivable. During the three months ended March 31, 1996, the $7,000 net cash used was the result of a decrease in other liabilities of $107,000 and a $37,000 increase in other assets which was partially offset by $58,000 in net income and $41,000 in depreciation of premises and equipment.

Net cash used by investing activities was $12.2 million for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company originated $6.0 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure. This compares with the first quarter of 1996 when the Company had approximately $1.0 million in new loans in excess of principal payments received on existing loans and purchased $3.5 million of investment securities designated available for sale due to the Company needing more flexibility as it prepared for the conversion of the Bank from a mutual chartered savings association to a stock chartered savings association which occurred on June 27, 1996.

Net cash provided by financing activities for the three months ended March 31, 1997, was approximately $11.8 million, attributable to increases in core deposits of $2.5 million and increases in net Federal Home Loan Bank advances of $8.3 million. During the same period last year, the Company experienced a $967,000 increase in net cash provided by financing activities primarily due to a $778,000 increase in core deposits.

The Company announced a repurchase of its stock in the first quarter of 1997 in an effort to prudently manage its capital position. The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 1997, the Bank's tangible, core, and risk-based capital ratios amounted to 9.58%, 9.58%, and 21.63%, respectively, which substantially exceeded applicable requirements.

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

Item 4.       Submission of Matters to a Vote of Security-Holders

              The first annual meeting of Prestige Bancorp, Inc. was held in the second quarter of 1997. The solicitation materials were not distributed until the beginning of the second quarter 1997. The results of the vote at the shareholders' meeting will be reported with the 10-Q for the second quarter 1997.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PRESTIGE BANCORP, INC.

Dated:  May 14, 1997                          By: /s/ ROBERT S. ZYLA
                                                  --------------------------
                                                  Robert S. Zyla, President

Dated:  May 14, 1997                          By: /s/ JAMES M. HEIN
                                                  --------------------------
                                                  James M. Hein, Controller