Form 10-Q
period 1997-06-30
PRESTIGE BANCORP INC
filed 1997-08-14
CIK 1011145

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                                   25-1785128
------------------------------------------------             ---------------
(State or other jurisdiction of incorporation or             (I.R.S.Employer
                organization)                             Identification Number)

            710 Old Clairton Road
         Pleasant Hills, Pennsylvania                             15236
    ---------------------------------------                     ----------
    (Address of principal executive office)                     (Zip Code)

                                 (412) 655-1190
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes __X__    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 1997, there were 914,873 shares of the registrant's common stock outstanding, par value $1.00 per share.

==============================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                    ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              June 30, 1997 (unaudited) and December 31, 1996                                                         1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended June 30, 1997 and 1996 (unaudited)                                                         2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
              months ended June 30, 1997 and 1996 (unaudited)                                                         3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the six months ended June 30, 1997 and 1996 (unaudited)                                             4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
              months ended June 30, 1997 and 1996 (unaudited)                                                         5

              Notes to Financial Statements (unaudited)                                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                      17
Item 2.       Changes in Securities                                                                                  17
Item 3.       Defaults upon Senior Securities                                                                        17
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    17
Item 5.       Other Information                                                                                      18
Item 6.       Exhibits and Reports on Form 8-K                                                                       18

SIGNATURES                                                                                                           19

Table

                             PRESTIGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                       1997                1996
                                                                                   -----------          ------------
ASSETS                                                                             (Unaudited)
Cash and due from banks                                                           $    807,817         $    735,951
Interest-bearing deposits with banks                                                 1,624,041            1,411,727
Investment securities:
  Available for sale                                                                11,423,442           11,442,549
  Held to maturity (market value $25,910,800 and
    $20,364,934, respectively)                                                      25,890,390           20,461,927
Net loans                                                                           90,839,675           76,545,153
Federal Home Loan Bank stock, at cost                                                1,549,100              753,900
Premises and equipment, net                                                          2,036,468            1,880,919
Accrued interest receivable                                                          1,008,131              810,884
Deferred tax asset                                                                      10,019               35,726
Other assets                                                                           532,038              561,413
                                                                                  ------------         ------------
Total assets                                                                      $135,721,121         $114,640,149
                                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                                                    $  3,410,426         $  2,554,148
  Interest-bearing deposits                                                         85,485,529           81,267,320
                                                                                  ------------         ------------
          Total deposits                                                            88,895,955           83,821,468

  Federal Home Loan Bank advances                                                   30,281,125           14,477,000
  Advance payments by borrowers for taxes and insurance                                924,320              622,057
  Income taxes payable                                                                 102,872               24,360
  Other liabilities                                                                    407,933              265,064
                                                                                  ------------         ------------
          Total liabilities                                                        120,612,205           99,209,949
                                                                                  ------------         ------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                                              -                    -
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and
    914,873 outstanding on June 30,
    1997; 963,023 shares issued and outstanding on
    December 31, 1996                                                                  963,023              963,023
  Treasury stock at cost, 48,150 shares on
     June 30, 1997; none at December 31, 1996                                         (775,881)                -
  Additional paid-in-capital                                                         8,013,475            8,000,176
  Unearned ESOP shares, 74,004 shares at
     June 30, 1997; 75,549 shares at December 31, 1996                                (740,040)            (755,490)
  Retained earnings - substantially restricted                                       7,763,321            7,390,945
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes                                       (114,982)            (168,454)
                                                                                  ------------         ------------
          Total stockholders' equity                                                15,108,916           15,430,200
                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                        $135,721,121         $114,640,149
                                                                                  ============         ============

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                           1997                    1996
                                                                        ----------              ----------
Interest income:
  Interest and fees on loans                                            $1,647,271              $1,205,124
  Interest on mortgage-backed securities                                   195,601                 236,762
  Interest and dividends on other investment securities                    449,266                 168,162
  Interest on deposits in other financial institutions                      10,771                  20,637
                                                                        ----------              ----------
          Total interest income                                          2,302,909               1,630,685
                                                                        ----------              ----------
Interest expense:
  Interest on deposits                                                     908,399                 849,638
  Advances from Federal Home Loan Bank                                     356,882                  65,866
                                                                        ----------              ----------
          Total interest expense                                         1,265,281                 915,504
                                                                        ----------              ----------
          Net interest income                                            1,037,628                 715,181

Provision for loan losses                                                   27,000                   9,000
                                                                        ----------              ----------
          Net interest income after provision for loan losses            1,010,628                 706,181
                                                                        ----------              ----------
Other income:
  Fees and service charges                                                  88,854                  68,705
  Other income, net                                                          7,121                   9,364
                                                                        ----------              ----------
          Total other income                                                95,975                  78,069
                                                                        ----------              ----------
Other expenses:
  Salaries and employee benefits                                           364,956                 293,191
  Premises and occupancy costs                                              78,300                  83,194
  Federal deposit insurance premiums                                        14,166                  46,235
  Data processing costs                                                     51,116                  42,186
  Advertising costs                                                         26,050                  23,871
  Transaction processing costs                                              47,183                  39,745
  ATM transaction fees                                                      23,434                  23,360
  Other expenses                                                           140,345                  97,733
                                                                        ----------              ----------
          Total other expenses                                             745,550                 649,515
                                                                        ----------              ----------
          Income before income tax expense                                 361,053                 134,735

Income tax expense                                                         136,681                  49,958
                                                                        ----------              ----------
Net income                                                              $  224,372              $   84,777
                                                                        ==========              ==========
Primary earnings per share (1):
  Net income                                                            $     0.27                     N/A
  Weighted average number of common shares outstanding                     840,930                     N/A
Fully diluted earnings per share (1):
  Net income                                                            $     0.27                     N/A
  Weighted average number of common shares outstanding                     841,278                     N/A


(1) Earnings per share information for 1996 is not presented as the Corporation completed its conversion and initial stock offering on June 27, 1996.

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                           1997                    1996
                                                                        ----------              ----------
Interest income:
  Interest and fees on loans                                            $3,143,655              $2,334,288
  Interest on mortgage-backed securities                                   407,021                 482,969
  Interest and dividends on other investment securities                    851,804                 290,889
  Interest on deposits in other financial institutions                      33,713                  56,117
                                                                        ----------              ----------
          Total interest income                                          4,436,193               3,164,263
                                                                        ----------              ----------
Interest expense:
  Interest on deposits                                                   1,761,507               1,708,924
  Advances from Federal Home Loan Bank                                     655,390                 112,135
                                                                        ----------              ----------
          Total interest expense                                         2,416,897               1,821,059
                                                                        ----------              ----------
          Net interest income                                            2,019,296               1,343,204

Provision for loan losses                                                   44,000                  18,000
                                                                        ----------              ----------
          Net interest income after provision for loan losses            1,975,296               1,325,204
                                                                        ----------              ----------
Other income:
  Fees and service charges                                                 152,388                 129,378
  Other income, net                                                         16,966                  18,747
                                                                        ----------              ----------
          Total other income                                               169,354                 148,125
                                                                        ----------              ----------
Other expenses:
  Salaries and employee benefits                                           727,784                 578,073
  Premises and occupancy costs                                             157,783                 166,810
  Federal deposit insurance premiums                                        27,918                  90,844
  Data processing costs                                                     99,350                  85,579
  Advertising costs                                                         48,265                  41,939
  Transaction processing costs                                              93,401                  76,590
  ATM transaction fees                                                      44,982                  44,919
  Other expenses                                                           254,793                 160,248
                                                                        ----------              ----------
          Total other expenses                                           1,454,276               1,245,002
                                                                        ----------              ----------
          Income before income tax expense                                 690,374                 228,327

Income tax expense                                                         261,660                  85,884
                                                                        ----------              ----------
Net income                                                              $  428,714              $  142,443
                                                                        ==========              ==========

Primary earnings per share (1):
  Net income                                                            $     0.50                     N/A
  Weighted average number of common shares outstanding                     862,835                     N/A
Fully diluted earnings per share (1):
  Net income                                                            $     0.50                     N/A
  Weighted average number of common shares outstanding                     863,011                     N/A


(1) Earnings per share information for 1996 is not presented as the Corporation completed its conversion and initial stock offering on June 27, 1996.

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                                     Net Unrealized
                                                                                                      Holding Gains
                                            Additional                   Unearned                 (Losses) on Available
                                 Common      Paid-In       Treasury        ESOP         Retained   for Sale Securities,
                                 Stock       Capital         Stock       Shares         Earnings       Net of Taxes        Total
                                --------    ----------     --------     ---------       --------   --------------------  ----------
Balance, December 31, 1996      $963,023    $8,000,176     $     -      $(755,490)     $7,390,945       $(168,454)      $15,430,200
  Net income                        -              -             -            -           428,714             -             428,714
  Allocation of 1,545
    ESOP shares                     -           13,299           -         15,450             -               -              28,749
  Decrease in net
    unrealized holding
    losses on available
    for sale securities,
    net of taxes                    -              -             -            -               -            53,472            53,472
  Cash dividends declared:
    Common stock ( $0.03
    per share on 963,023
    shares; $0.03 per
    share on 914,873
    shares)                         -              -             -            -           (56,338)            -             (56,338)
  Treasury stock purchases,
    48,150 shares                   -              -        (775,881)         -               -               -            (775,881)

                                --------     ----------    ---------    ---------      ----------       ---------      -----------
Balance, June 30, 1997          $963,023    $8,013,475     $(775,881)   $(740,040)     $7,763,321       $(114,982)      $15,108,916
                                ========    ==========     =========    =========      ==========       =========       ===========

Balance, December 31, 1995      $    -      $      -       $     -      $     -        $7,245,432       $ (67,457)      $ 7,177,975
  Net income                         -             -             -            -           142,443             -             142,443
  Issuance and exchange of
    common stock as a result
    of the conversion            963,023     8,005,781           -            -               -               -          8,968,804
  77,041 shares acquired
    for ESOP                         -             -             -       (770,410)            -               -           (770,410)
  Increase in net unrealized
    holding losses on
    available for sale
    securities, net of taxes         -             -             -            -               -          (246,184)        (246,184)
                                --------     ----------    ---------    ---------      ----------       ---------      -----------
Balance, June 30, 1996          $963,023     $8,005,781    $     -      $(770,410)     $7,387,875       $(313,641)     $15,272,628
                                ========     ==========    =========    =========      ==========       =========      ===========


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                           1997                    1996
                                                                        ----------              ----------
Operating activities:
  Net income                                                          $    428,714           $    142,443
                                                                      ------------           ------------
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities-
      Depreciation of premises and equipment                                86,944                 85,901
      Amortization of premiums and discounts, net                            2,371                 (7,453)
      Compensation expense related to ESOP benefit                          38,983                   -
      Provision for loan losses                                             44,000                 18,000
      Increase in other liabilities                                        132,635                 71,049
      Increase in income taxes payable                                      68,572                 18,685
      Increase in accrued interest receivable                             (197,247)              (156,889)
      Decrease (increase) in other assets                                   29,375               (300,852)
      Other, net                                                              -                     1,786
                                                                      ------------           ------------
          Total adjustments                                                205,633               (269,773)
                                                                      ------------           ------------
          Net cash provided (used) by operating activities                 634,347               (127,330)
                                                                      ------------           ------------
Investing activities:
  Loan originations                                                    (22,506,830)           (12,495,406)
  Principal payments on loans                                            8,168,308              5,373,623
  Principal payments on mortgage-backed securities
    available for sale                                                     305,662                449,513
  Principal payments on mortgage-backed securities held to maturity      1,041,765                871,270
  Purchases of available for sale securities                              (196,910)            (4,532,115)
  Purchases of held to maturity investment securities                   (6,473,125)                  -
  Maturities of investment securities held to maturity                        -                 1,000,000
  Purchases of premises and equipment                                     (242,493)              (138,883)
  Purchase of Federal Home Loan Bank stock                                (795,200)                (1,700)
                                                                      ------------           ------------
          Net cash used by investing activities                        (20,698,823)            (9,473,698)
                                                                      ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes
    and insurance                                                          302,263                231,514
  Proceeds from Federal Home Loan Bank advances                         49,600,375             10,800,000
  Payments on Federal Home Loan Bank advances                          (33,796,250)           (10,300,000)
  Net increase in Money Market, NOW and Passbook savings accounts        3,352,187              2,147,870
  Net increase (decrease) in certificate accounts                        1,722,300               (249,626)
  Purchases of treasury stock                                             (775,881)                  -
  Common stock cash dividends paid                                         (56,338)                  -
  Additional paid-in-capital from stock offering                              -                 8,198,394
                                                                      ------------           ------------
          Net cash provided by financing activities                     20,348,656             10,828,152
                                                                      ------------           ------------
Net increase in cash and cash equivalents                                  284,180              1,227,124
Cash and cash equivalents at beginning of period                         2,147,678              4,393,667
                                                                      ------------           ------------
Cash and cash equivalents at end of period                            $  2,431,858           $  5,620,791
                                                                      ============           ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                      $    171,000           $     67,000
    Cash paid during the period for interest on deposits
      and borrowings                                                     2,302,017              1,819,880
                                                                      ============           ============

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's Annual Report and Form 10-K.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:
Investment securities held to maturity:

                                                                       June 30, 1997
                                                             -----------------------------------
                                                               Amortized             Market
                                                                  Cost               Value
                                                             ---------------     ---------------
U.S. government and government
    agency obligations:
       Due after one and within five years                     $  4,001,648        $  3,980,770
       Due after five and within ten years                       11,498,926          11,539,240
       Due after ten years                                        1,500,000           1,519,370
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                          649,789             650,506
       Due after ten years                                        6,857,683           6,797,221
Government National Mortgage
    Association (GNMA) certificates due
       after ten years                                            1,270,449           1,308,353
Federal National Mortgage Association
    (FNMA) certificates due within one year                         111,895             115,340
                                                                -----------         -----------
                                                                $25,890,390         $25,910,800
                                                                ===========         ===========

Investment securities available for sale:

                                                                       June 30, 1997
                                                             -----------------------------------
                                                                                     Market
                                                                  Cost               Value
                                                             ---------------     ---------------
U.S. government and government
    agency obligations:
       Due after one and within five years                     $ f2,000,000        $  1,975,000
       Due after five and within ten years                        2,502,658           2,451,400
       Due after ten years                                        2,000,000           1,936,860
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                                          400,918             392,253
       Due after one and within five years                        1,458,399           1,418,777
       Due after ten years                                          287,911             295,662
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                             1,233,510           1,173,250
Mutual fund investment                                            1,400,018           1,358,940
Common stock portfolio                                              331,602             421,300
                                                                -----------         -----------
                                                                $11,615,016         $11,423,442
                                                                ===========         ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                                   June 30,
                                                                     1997
                                                                ----------------
Commercial, including commercial secured by real estate           $  8,941,189
                                                                  ------------

Real estate loans:
  1-4 family                                                        70,600,877
  Construction                                                       1,830,120
                                                                  ------------
                                                                    72,430,997
Less- Undisbursed loan proceeds                                      1,299,877
      Deferred loan costs                                              (11,958)
                                                                  ------------
                                                                    71,143,078
                                                                  ------------
Consumer loans:
  Share                                                                583,760
  Automobile                                                         1,608,296
  Home equity                                                        6,179,728
  Student                                                            2,194,703
  Credit cards                                                         416,129
  Personal unsecured/other                                             122,152
                                                                  ------------
                                                                    11,104,768
                                                                  ------------
                                                                    91,189,035
Less- Allowance for loan losses                                        349,360
                                                                  ------------
                                                                  $ 90,839,675
                                                                  ============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                                ------------------------------
                                                                    1997            1996
                                                                -------------   --------------
Balance at beginning of period                                     $306,926        $287,060
Provision for loan losses                                            44,000          18,000
Charge-offs                                                          (1,626)              -
Recoveries                                                               60              60
                                                                   --------        --------
Balance at end of period                                           $349,360        $305,120
                                                                   ========        ========

6. DEPOSITS:

The aggregate amount of short-term certificates of deposit, each with a minimum denomination of $100,000, was approximately $5,621,000 at June 30, 1997. The scheduled maturities of the Bank's certificate accounts as of June 30, 1997 are as follows (amounts approximate):

      July 1, 1997 to June 30, 1998          $34,437,000
      July 1, 1998 to June 30, 1999            3,683,000
      July 1, 1999 to June 30, 2000            4,185,000
      July 1, 2000 to June 30, 2001            2,359,000
      July 1, 2001 and thereafter                741,000
                                             -----------
                                             $45,405,000
                                             ===========


7. INCOME TAXES:

The provision for income taxes is as follows:

                                    Six Months Ended
                                        June 30,
                                 ------------------------
                                   1997             1996
                                 --------         -------
         Federal                 $212,461         $69,791
         State                     49,199          16,093
                                 --------         -------
                                 $261,660         $85,884
                                 ========         =======

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 1997, and December 31, 1996, amounted to $354,710 and $419,236, respectively.

Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of June 30, 1997.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $18,268 during the quarter ended June 30, 1997.

The aforementioned approval of the Option Plan made 96,302 options available for grant to employees and others who perform substantial services for the Corporation. As of June 30, 1997, the Corporation has granted 31,376 options.

Although the Board of Directors has granted shares and options to officers and directors of the Corporation and officers, directors, and employees of the Bank, such actions cannot be finalized until the Office of Thrift Supervision ("OTS") has approved the Plans. The OTS has made its first round of comments on the Plans. The Corporation has submitted responses and now awaits a reply from the OTS. The Corporation expects to receive final approval from the OTS.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation accounts for the Option Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost has been recorded in accordance with certain valuation models, such as the Black Scholes model, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             For the
                                                            Six Months
                                                              Ended
                                                           June 30, 1997
                                                           -------------
             Net income:
                As reported                                  $428,714
                Pro forma                                     425,619

             Primary earnings per share:
                As reported                                  $   0.50
                Pro forma                                        0.49

             Fully Diluted earnings per share:
                As reported                                  $   0.50
                Pro forma                                        0.49




A summary of the status of the Corporation's Stock Option Plan at June 30, 1997, and changes during the period then ended is presented in the table and narrative following:

                                                                          Weighted
                                                                          Average
                                                          Shares       Exercise Price
                                                          ------       --------------
        Outstanding at beginning of period                   --          $       --
          Granted                                         31,376              15.63
          Exercised                                           --                 --
          Forfeited                                           --                 --
        Outstanding at end of period                      31,376              15.63
        Exercisable at end of period                          --                 --
        Weighted average fair value of
           options granted                                 $5.36



The options are exercisable one year from the grant date in equal installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years.

The 31,376 options outstanding at June 30, 1997, have an exercise price of $15.63 and a weighted average remaining contractual life of 9.8 years. None of these options are exercisable. During the second quarter of 1997, one option grant totaling 31,376 shares was issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997: risk-free interest rate of 6.89%, expected dividend yield of 1.28%, expected life of 7.0 years and expected volatility of 19.00%.

Additionally, on March 3, 1997, the Corporation initiated a plan to repurchase, at market value, up to 5% (48,150 shares) of its outstanding shares of common stock through the use of its existing cash and cash equivalents. This repurchase program was completed on April 28, 1997.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Bank's actual capital amounts and ratios are presented below in the following table. There is no deduction from capital for interest-rate risk (amounts in thousands).



                                                                                                To Be Well Capitalized
                                                                For Capital Adequacy            Under Prompt Corrective
                                       Actual                         Purposes                     Action Provisions
                             ---------------------------     ----------------------------     --------------------------
                                 Amount          Ratio            Amount         Ratio           Amount         Ratio
                             -------------    ----------      -------------    ----------     ------------    ----------
Total Capital (to Risk
  Weighted Assets):
As of June 30, 1997               $12,671        19.84%            =>5,109        =>8.0%        =>6,386       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
As of June 30, 1997               $12,322        19.30%            =>2,554        =>4.0%        =>3,832       =>6.0%

Tier 1 Capital (to
  Average Assets):
As of June 30, 1997               $12,322         9.62%            =>5,123        =>4.0%        =>6,404       =>5.0%

11. FUTURE ACCOUNTING STANDARD:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations than fully diluted earnings per share under existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Corporation applied the provisions of SFAS No. 128 in the second quarter of 1997 to the earnings per share calculations, the basic and diluted earnings per share for the three and six months ended June 30, 1997 would have been $0.27 and $0.50, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At June 30, 1997, the Company's total assets amounted to $135.7 million compared with $114.6 million at December 31, 1996. The $21.1 million or 18.4% increase was primarily due to an increase of $14.3 million or 18.7% in net loans receivable and an increase of $5.4 million or 16.9% in investment securities. The growth in net loans receivable was attributed to increases in commercial and one-to-four family residential real estate loans. Such increase in assets was funded through an increase in deposits of $5.1 million or 6.1% and a $15.8 million or 109.0% increase in Federal Home Loan Bank advances. Total stockholders' equity amounted to $15.1 million or 11.13% of total assets at June 30, 1997, compared to equity of $15.4 million or 13.46% of total assets at December 31, 1996. The $321,000 decrease was the result of the Company's repurchase of its common stock and quarterly dividends paid which was partially offset by net income during the period.

         The Company's nonperforming assets increased $18,000 or 4.6% to $409,000 at June 30, 1997, compared to $391,000 at December 31, 1996. The increase was due to an increase in nonperforming mortgage loans.


RESULTS OF OPERATIONS

         GENERAL--The Company's net income for the quarter ended June 30, 1997 was $224,000 or $.27 per share compared to net income of $85,000 for the same quarter in the prior year. The $139,000 increase in net income for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 was primarily the result of a $323,000 increase in net interest income before provision for loan losses which was partially offset by a $96,000 increase in total non-interest expense and a $87,000 increase in provision for income taxes. The annualized return on average assets and return on average equity for the quarter ended June 30, 1997, was .68% and 5.98%, respectively, compared to
 .35% and 3.48% for the same period of 1996.

         The Company's net income for the six months ended June 30, 1997 was $429,000 or $.50 per share compared to net income of $142,000 for the same period of 1996. The $287,000 increase in net income for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was primarily the result of a $676,000 increase in net interest income before provision for loan losses, which was partially offset by a $209,000 increase in total non-interest expense, and a $176,000 increase in provision for income taxes. The annualized return on average assets and return on average equity for the six months ended June 30, 1997 was .67% and 5.65%, respectively, compared to
 .30% and 3.35% for the same period of 1996.

         Earnings per share information for the 1996 prior periods are not applicable as the Company did not complete its initial stock offering until June 27, 1996. A portion of the increased net interest income for the three and six month periods ended June 30, 1997, compared to the same period in 1996 can be attributed to the investment of the funds raised through the formation of the holding company, sale of stock and the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996.

         INTEREST INCOME--The Company reported interest income of $2.3 million for the three months ended June 30, 1997, as compared to $1.6 million for the three months ended June 30, 1996. The increase of $672,000 or 41.2% for the quarter ended June 30, 1997, as compared to the same period in the prior year can be attributed to a $442,000 or 36.7% increase in interest and fees on loans and a $281,000 or 167.3% increase in interest and dividends on other investment securities as the Company continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Company's lending portfolio was commercial loans. Average balances for commercial loans during the second quarter of 1997 was $7.0 million, compared to $249,000 for the same period in 1996. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the second quarter of 1997 were $87.3 million and $26.6 million, respectively, compared to $66.7 million and $11.1 million, respectively, for the same period in 1996. In addition, the Company benefited from earning higher yields on loans receivable and investment securities, net of mortgage backed securities. The weighted average yield on loans receivable and investment securities during the second quarter of 1997 were 7.5% and 6.8%, respectively, compared to 7.2% and 6.1%, respectively, for the same period in 1996.

         For the six months ended June 30, 1997, the Company reported interest income of $4.4 million, as compared to $3.2 million for comparable period in 1996. The increase of $1.2 million or 40.2% for the quarter ended June 30, 1997, as compared to the same period in the prior year can be attributed to an $810,000 or 34.7% increase in interest and fees on loans and a $561,000 or 192.8% increase in interest and dividends on other investment securities as the Company continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Company's lending portfolio was commercial loans. Average balances for commercial loans during the six months of 1997 was $5.9 million, compared to $142,000 for the same period in 1996. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the six months of 1997 were $84.1 million and $26.3 million, respectively, compared to $64.5 million and $10.6 million, respectively, for the same period in 1996. In addition, the Company benefited from earning higher yields on loans receivable and investment securities, net of mortgage backed securities. The weighted average yield on loans receivable and investment securities during the six months of 1997 were 7.5% and 6.5%, respectively, compared to 7.2% and 5.5%, respectively, for the same period in 1996.

         INTEREST EXPENSE--Interest expense increased $349,000 or 38.1% during the three months ended June 30, 1997. The increase for the three months ended June 30, 1997 compared to the same period in the prior year was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the second quarter of 1997 were $88.2 million and $26.8 million, respectively, compared to $82.7 million and $4.0 million, respectively, for the same period in 1996.

         For the six months ended June 30, 1997, interest expense increased $596,000 or 32.7%. The increase for the six months ended June 30, 1997 compared to the same period in the prior year was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank
(FHLB) of Pittsburgh advances during the second quarter of 1997 were $86.9 million and $25.0 million, respectively, compared to $82.0 million and $3.5 million, respectively, for the same period in 1996.

         PROVISION FOR LOAN LOSSES--During the three months and six months ended June 30, 1997 the Company recorded provisions for losses on loans of $27,000 and $44,000, respectively, compared to $9,000 and $18,000 for the comparable periods in 1996. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Company's market area. The increase in the three months and six months ended 1997 reflects the increased amount of lending by the Company.

         OTHER INCOME--Other income increased $18,000 or 23.1% and $21,000 or 14.2% for the three months and six months ended June 30, 1997, respectively, compared to same periods in 1996. The increase was primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $96,000 or 14.7% and $209,000 or 16.8% for the three months and six months respectively ended June 30, 1997 as compared to the same periods during fiscal 1996. Such increases were primarily the result of a $72,000 and $150,000 increase in salaries and employee benefits, and an $42,000 and $95,000 increase in other expenses for the three months and six months ended June 30, 1997, respectively, when compared to the same periods during fiscal 1996. The increase in salaries and employee benefits was due to approved salary increases and the addition of compensation expense of $38,440 and $57,251 for the three and six month periods ended June 30, 1997, respectively, for the ESOP and Management Recognition and Retention Plans. The increase in other expenses was caused by increased professional fees and other costs associated with operating the Company as a public reporting entity. These increases were partially offset by a $32,000 and $63,000 reduction in FDIC premiums for the three months and six months respectively ended June 30, 1997, as compared to the same periods during fiscal 1996, due to a new premium schedule that resulted from the 1996 legislation that recapitalized the savings association fund.

         INCOME TAXES--The Company incurred a provision for income taxes of $137,000 and $262,000 for the three months and six months respectively ended June 30, 1997, as compared to $50,000 and $86,000 for the same period in the prior year. Such increases were primarily due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Company invests in short-term interest-earning assets which provides liquidity to meet lending requirements. Although the Company has historically relied on deposits for funding, the company in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of June 30, 1997, the Company had $30.3 million of outstanding advances from the FHLB of Pittsburgh.

         During the six months ended June 30, 1997 and 1996, the Company's operating activities provided net cash of approximately $634,000 and used net cash of approximately $127,000, respectively. The primary reasons for the $634,000 net cash provided during the six months ended June 30, 1997 were $429,000 in net income, $87,000 in depreciation of premises and equipment, a $133,000 increase in other liabilities, and a $69,000 increase in income taxes payable which was partially offset by a $197,000 increase in accrued interest receivable. During the six months ended June 30, 1996, the $127,000 net cash used was the result of a increase in accrued interest receivable of $157,000 and a $301,000 increase in other assets which was partially offset by $142,000 in net income, $86,000 in depreciation of premises and equipment, and an increase in other liabilities of $71,000.

         Net cash used by investing activities was $20.7 million for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company originated $14.3 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure. This compares with the six months ended June 30, 1996 when the Company had approximately $7.1 million in new loans in excess of principal payments received on existing loans and purchased $4.5 million of investment securities designated available for sale due to the Company needing more flexibility as it prepared for the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996.

         Net cash provided by financing activities for the six months ended June 30, 1997, was approximately $20.3 million, attributable to increases in core deposits of $3.4 million and increases in net Federal Home Loan Bank advances of $15.8 million. During the same period last year, the Company experienced a $10.8 million increase in net cash provided by financing activities primarily due to an $8.2 million of capital raised in connection with the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996 and a $2.1 million increase in core deposits.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 1997, the Bank's tangible, core, and risk-based capital ratios amounted to 9.09%, 9.09%, and 19.84%, respectively, which substantially exceeded applicable requirements.

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

Item 4.       Submission of Matters to a Vote of Security-Holders

              a) An annual meeting of shareholders of the Corporation was held on April 23, 1997 ("Annual Meeting").

              b)   Not applicable

              c) There were 963,023 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 797,627 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                  1.   Election of directors for a three-year term.

                                                                 FOR            WITHHELD
                                                               -------          --------
                      Robert S. Zyla                           784,062           13,565
                      Charles P. McCullough                    784,207           13,420

                  2. Proposal to ratify the appointment of Arthur Andersen LLP as the Corporation's independent auditors for the year ending December 31, 1997.

                                              FOR               AGAINST            ABSTAIN
                                            -------             -------            -------
                                            795,457               800                1,370

                  3.   Proposal to ratify the Corporation's Stock Option Plan.

                                              FOR                    AGAINST                ABSTAIN
                                            -------                  -------                -------
                                            554,285                  44,840                  6,920

                  4. Proposal to ratify the Corporation's Management Recognition and Retention Plan and Trust.

                                              FOR                    AGAINST                ABSTAIN
                                            -------                  -------                -------
                                            700,792                   45,850                  6,750

                  Each of the proposals was adopted by the shareholders of the Corporation.

              d)  Not applicable.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PRESTIGE BANCORP, INC.



Dated:  August 14, 1997                        By: /s/ Robert S. Zyla
                                                  -----------------------------
                                                   Robert S. Zyla, President



Dated:  August 14, 1997                        By: /s/ James M. Hein
                                                  -----------------------------
                                                   James M. Hein, Controller