Form 10-Q
period 1997-09-30
PRESTIGE BANCORP INC
filed 1997-11-14
CIK 1011145

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR


        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                   25-1785128
     -------------------------------                    ---------------
     (State or other jurisdiction of                    (I.R.S.Employer
     incorporation or organization)                  Identification Number)

       710 Old Clairton Road
    Pleasant Hills, Pennsylvania                             15236
    ----------------------------                             -----
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

                            Yes  X     No
                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 1997, there were 914,873 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
         September 30, 1997 (unaudited) and December 31, 1996                                               1

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
         months ended September 30, 1997 and 1996 (unaudited)                                               2

         Consolidated Statements of Income of Prestige Bancorp, Inc. for the nine
         months ended September 30, 1997 and 1996 (unaudited)                                               3

         Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
         for the nine months ended September 30, 1997 and 1996 (unaudited)                                  4

         Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
         months ended September 30, 1997 and 1996 (unaudited)                                               5

         Notes to Financial Statements (unaudited)                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 18
Item 2.  Changes in Securities                                                                             18
Item 3.  Defaults upon Senior Securities                                                                   18
Item 4.  Submission of Matters to a Vote of Security-Holders                                               18
Item 5.  Other Information                                                                                 18
Item 6.  Exhibits and Reports on Form 8-K                                                                  18

SIGNATURES                                                                                                 19

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,    December 31,
                                                                              1997              1996
                                                                           -------------    ------------
ASSETS                                                                     (Unaudited)
Cash and due from banks                                                    $     620,168    $     735,951
Interest-bearing deposits with banks                                           3,459,734        1,411,727
Investment securities:
  Available for sale                                                          11,472,507       11,442,549
  Held to maturity (market value $23,629,564 and
    $20,364,934, respectively)                                                23,485,886       20,461,927

Net loans                                                                     93,209,385       76,545,153
Federal Home Loan Bank stock, at cost                                          1,558,900          753,900
Premises and equipment, net                                                    2,290,570        1,880,919
Accrued interest receivable                                                    1,195,991          810,884
Deferred tax asset                                                                    --           35,726
Other assets                                                                     541,297          561,413
                                                                           -------------    -------------
Total assets                                                               $ 137,834,438    $ 114,640,149
                                                                           =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                                             $   3,419,658    $   2,554,148
  Interest-bearing deposits                                                   86,646,399       81,267,320
                                                                           -------------    -------------
          Total deposits                                                      90,066,057       83,821,468

  Federal Home Loan Bank advances                                             31,177,000       14,477,000
  Advance payments by borrowers for taxes and insurance                          537,756          622,057
  Income taxes payable                                                           163,229           24,360
  Deferred tax liability                                                          83,666               --
  Other liabilities                                                              362,174          265,064
                                                                           -------------    -------------
          Total liabilities                                                  122,389,882       99,209,949
                                                                           -------------    -------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                                          --               --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and 914,873 outstanding on
    September 30, 1997; 963,023 shares issued and outstanding on
    December 31, 1996                                                            963,023          963,023
  Treasury stock at cost, 48,150 shares on
     September 30, 1997; none at December 31, 1996                              (775,881)              --
  Additional paid-in-capital                                                   8,021,936        8,000,176
  Unearned ESOP shares, 74,004 shares at
     September 30, 1997; 75,549 shares at December 31, 1996                     (740,040)        (755,490)
  Retained earnings - substantially restricted                                 7,937,839        7,390,945
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes                                   37,679         (168,454)
                                                                           -------------    -------------
          Total stockholders' equity                                          15,444,556       15,430,200
                                                                           -------------    -------------
Total liabilities and stockholders' equity                                 $ 137,834,438    $ 114,640,149
                                                                           =============    =============



   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      1997            1996
                                                                      ----            ----
Interest income:
  Interest and fees on loans                                      $ 1,804,706      $ 1,342,274
  Interest on mortgage-backed securities                              187,896          222,904
  Interest and dividends on other investment securities               451,033          165,914
  Interest on deposits in other financial institutions                 23,483           15,927
                                                                  -----------      -----------
          Total interest income                                     2,467,118        1,747,019
                                                                  -----------      -----------
Interest expense:
  Interest on deposits                                                938,687          847,732
  Advances from Federal Home Loan Bank                                462,048           51,123
                                                                  -----------      -----------
          Total interest expense                                    1,400,735          898,855
                                                                  -----------      -----------
          Net interest income                                       1,066,383          848,164

Provision for loan losses                                              30,000           11,000
                                                                  -----------      -----------
          Net interest income after provision for loan losses       1,036,383          837,164
                                                                  -----------      -----------
Other income:
   Fees and service charges                                            80,363           63,516
   Loss on sale of investments                                         (3,200)              --
  Other income, net                                                     6,367            8,716
                                                                  -----------      -----------
          Total other income                                           83,530           72,232
                                                                  -----------      -----------
Other expenses:
  Salaries and employee benefits                                      403,344          309,861
  Premises and occupancy costs                                         81,096           79,614
  Federal deposit insurance premiums                                   14,190          548,485
  Data processing costs                                                49,121           43,505
  Advertising costs                                                    28,710           25,217
  Transaction processing costs                                         47,467           40,392
  ATM transaction fees                                                 24,037           24,300
  Other expenses                                                      146,795           79,192
                                                                  -----------      -----------
          Total other expenses                                        794,760        1,150,566
                                                                  -----------      -----------
          Income before income tax expense                            325,153         (241,170)

Income tax expense (benefit)                                          123,189          (95,848)
                                                                  -----------      -----------
Net income                                                        $   201,964      $  (145,322)
                                                                  ===========      ===========

Primary earnings per share:
  Net income                                                      $      0.24      $     (0.16)
  Weighted average number of common shares outstanding                840,878          885,982
Fully diluted earnings per share:
  Net income                                                      $      0.24      $     (0.16)
  Weighted average number of common shares outstanding                842,738      $   885,982


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  -----------------------------
                                                                                      1997             1996
                                                                                      ----             ----
Interest income:
  Interest and fees on loans                                                      $ 4,948,361      $ 3,676,562
  Interest on mortgage-backed securities                                              594,917          705,873
  Interest and dividends on other investment securities                             1,302,837          456,803
  Interest on deposits in other financial institutions                                 57,196           72,044
                                                                                  -----------      -----------
          Total interest income                                                     6,903,311        4,911,282
                                                                                  -----------      -----------
Interest expense:
  Interest on deposits                                                              2,700,194        2,556,656
  Advances from Federal Home Loan Bank                                              1,117,438          163,258
                                                                                  -----------      -----------
          Total interest expense                                                    3,817,632        2,719,914
                                                                                  -----------      -----------
          Net interest income                                                       3,085,679        2,191,368

Provision for loan losses                                                              74,000           29,000
                                                                                  -----------      -----------
          Net interest income after provision for loan losses                       3,011,679        2,162,368
                                                                                  -----------      -----------
Other income:
  Fees and service charges                                                            232,751          192,894
  Loss on sale of investments                                                          (3,200)              --
  Other income, net                                                                    23,333           27,463
                                                                                  -----------      -----------
          Total other income                                                          252,884          220,357
                                                                                  -----------      -----------
Other expenses:
  Salaries and employee benefits                                                    1,131,128          887,934
  Premises and occupancy costs                                                        238,879          246,424
  Federal deposit insurance premiums                                                   42,108          639,329
  Data processing costs                                                               148,471          129,084
  Advertising costs                                                                    76,975           67,156
  Transaction processing costs                                                        140,868          116,982
  ATM transaction fees                                                                 69,019           69,219
  Other expenses                                                                      401,588          239,440
                                                                                  -----------      -----------
          Total other expenses                                                      2,249,036        2,395,568
                                                                                  -----------      -----------
          Income before income tax expense                                          1,015,527          (12,843)

Income tax expense (benefit)                                                          384,849           (9,964)
                                                                                  -----------      -----------
Net income                                                                        $   630,678      $    (2,879)
                                                                                  ===========      ===========
Primary earnings per share (1):
  Net income                                                                      $      0.74
  Weighted average number of common shares outstanding                                855,436              N/A
Fully diluted earnings per share (1):
  Net income                                                                      $      0.74
  Weighted average number of common shares outstanding                                856,093              N/A

(1) Earnings per share information for 1996 is not presented as the Corporation completed its conversion and initial stock offering on June 27, 1996.

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                 Net Unrealized
                                                                                                 Holding Gains
                                                                                                  (Losses) on
                                                                                                   Available
                                                    Additional              Unearned                for Sale
                                         Common      Paid-In   Treasury       ESOP      Retained   Securities,
                                          Stock      Capital     Stock       Shares     Earnings   Net of Taxes     Total
                                         --------  ----------  ---------   ----------  ----------  ------------  -----------
Balance, December 31, 1996               $963,023  $8,000,176  $      --   $(755,490)  $7,390,945   $(168,454)  $15,430,200
  Net income                                   --          --         --          --      630,678          --       630,678

  Allocation of 1,545 ESOP shares              --      21,760         --      15,450           --          --        37,210

  Decrease in net unrealized
    holding losses on available for
    sale securities, net of taxes              --          --         --          --           --     206,133       206,133
  Cash dividends declared:
    Common stock ( $0.03 per
    share on 963,023 shares; $0.06
    per share on 914,873 shares )              --          --         --          --      (83,784)         --       (83,784)

  Treasury stock purchases,
    48,150 shares                              --          --   (775,881)         --           --          --      (775,881)
                                         --------  ----------  ---------   ----------  ----------  ----------   -----------
Balance,  September 30, 1997             $963,023  $8,021,936  $(775,881)  $(740,040)  $7,937,839   $  37,679   $15,444,556
                                         ========  ==========  =========   =========   ==========   =========   ===========


Balance, December 31, 1995               $     --  $       --  $      --   $      --   $7,245,432   $ (67,457)  $ 7,177,975
  Net income                                   --          --         --          --       (2,879)                   (2,879)

  Issuance and exchange of common
    stock as a result of the conversion   963,023   8,005,781         --          --           --          --     8,968,804

  77,041 shares acquired for ESOP              --          --         --    (770,410)          --          --      (770,410)

  Increase in net unrealized
    holding losses on available for
    sale securities, net of taxes              --          --         --          --           --    (187,536)     (187,536)
                                         --------  ----------  ---------   ---------   ----------   ---------   -----------
Balance, September 30, 1996              $963,023  $8,005,781  $      --   $(770,410)  $7,242,553   $(254,993)  $15,185,954
                                         ========  ==========  =========   =========   ==========   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          ----------------------------
                                                                             1997             1996
                                                                             ----             ----
Operating activities:
  Net income                                                              $    630,678    $     (2,879)
                                                                          ------------    ------------
  Adjustments to reconcile net income to net cash
    provided (used)  by operating activities-
      Depreciation of premises and equipment                                   131,768         128,715
      Amortization of premiums and discounts, net                                6,066          (6,421)
      Compensation expense related to ESOP benefit                              60,284              --
      Loss on sale of mutual fund shares                                         3,200              --
      Provision for loan losses                                                 74,000          29,000
      Increase in other liabilities                                             74,036         406,840
      Increase (decrease) in income taxes payable                              120,840         (76,770)
      Increase in accrued interest receivable                                 (385,107)       (103,191)
      Decrease (increase) in other assets                                       20,116        (395,371)
      Other, net                                                                    --           1,786
                                                                          ------------    ------------
          Total adjustments                                                    105,203         (15,412)
                                                                          ------------    ------------
          Net cash provided (used) by operating activities                     735,881         (18,291)
                                                                          ------------    ------------
Investing activities:
  Loan originations                                                        (30,476,102)    (19,638,827)
  Principal payments on loans                                               13,737,870       8,097,126
  Principal payments on mortgage-backed securities available for sale          422,012         522,502
  Principal payments on mortgage-backed securities held to maturity          1,442,231       1,265,646
  Proceeds from sale of mutual fund shares                                     101,000              --
  Purchases of available for sale securities                                  (211,747)     (4,661,064)
  Purchases of held to maturity investment securities                       (6,473,125)             --
  Maturities of investment securities held to maturity                       2,000,000       1,000,000
  Purchases of premises and equipment                                         (541,419)       (164,919)
  Purchase of Federal Home Loan Bank stock                                    (805,000)         (1,700)
                                                                          ------------    ------------
          Net cash used by investing activities                            (20,804,280)    (13,581,236)
                                                                          ------------    ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance          (84,301)       (215,332)
  Proceeds from Federal Home Loan Bank advances                             79,307,500      20,150,000
  Payments on Federal Home Loan Bank advances                              (62,607,500)    (16,950,000)
  Net increase in Money Market, NOW and Passbook savings accounts            4,008,340       2,624,047
  Net increase (decrease) in certificate accounts                            2,236,249      (1,368,318)
  Purchases of treasury stock                                                 (775,881)             --
  Common stock cash dividends paid                                             (83,784)             --
  Additional paid-in-capital from stock offering                                    --       8,198,394
                                                                          ------------    ------------
          Net cash provided by financing activities                         22,000,623      12,438,791
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents                         1,932,224      (1,160,736)
Cash and cash equivalents at beginning of period                             2,147,678       4,393,667
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $  4,079,902    $  3,232,931
                                                                          ============    ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                          $    261,000    $    132,000
    Cash paid during the period for interest on deposits and borrowings      3,729,582       2,718,371
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's Annual Report and Form 10-K.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                     September 30, 1997
                                                               ----------------------------
                                                                 Amortized       Market
                                                                   Cost          Value
                                                               ------------   -----------
U.S. government and government
    agency obligations:
       Due after one and within five years                      $ 2,001,564   $ 1,998,595
       Due after five and within ten years                       11,495,087    11,573,430
       Due after ten years                                        1,500,000     1,500,155
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                          604,616       613,255
       Due after ten years                                        6,567,669     6,586,928
Government National Mortgage
    Association (GNMA) certificates due
    after ten years                                               1,205,453     1,243,455
Federal National Mortgage Association
    (FNMA) certificates due within one year                         111,497       113,746
                                                                ===========   ===========
                                                                $23,485,886   $23,629,564
                                                                ===========   ===========

Investment securities available for sale:

                                                                   September 30, 1997
                                                                --------------------------
                                                                                 Market
                                                                    Cost          Value
                                                                -----------    -----------
U.S. government and government
    agency obligations:
       Due after one and within five years                      $ 2,000,000   $ 1,980,620
       Due after five and within ten years                        2,502,239     2,487,655
       Due after ten years                                        2,000,000     1,991,560
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                                          815,820       815,274
       Due after one and within five years                          965,627       961,689
       Due after ten years                                          286,992       300,049
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                             1,196,712     1,176,411
Mutual fund investment                                            1,310,654     1,272,776
Common stock portfolio                                              331,602       486,473
                                                                ===========   ===========
                                                                $11,409,646   $11,472,507
                                                                ===========   ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                          September 30,
                                                              1997
                                                          ------------

Commercial, including commercial secured by real estate   $  9,544,603
                                                          ------------

Real estate loans:
    1-4 family                                              71,480,645
    Construction                                             1,493,220
                                                          ------------
                                                            72,973,865
    Less- Undisbursed loan proceeds                          1,008,792
          Deferred loan costs                                  (14,273)
                                                          ------------
                                                            71,979,346
                                                          ------------
Consumer loans:
    Share                                                      577,123
    Automobile                                               1,791,058
    Home equity                                              6,857,697
    Student                                                  2,269,539
    Credit cards                                               437,186
    Personal unsecured/other                                   125,413
                                                          ------------
                                                            12,058,016
                                                          ------------
                                                            93,581,965
    Less- Allowance for loan losses                            372,580
                                                          ============
                                                          $ 93,209,385
                                                          ============


5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                   Nine Months Ended
                                    September 30,
                                 ---------------------
                                   1997         1996
                                   ----         ----

Balance at beginning of period   $ 306,926    $287,060
Provision for loan losses           74,000      29,000
Charge-offs                         (8,446)         --
Recoveries                             100         100
                                 =========    ========
Balance at end of period         $ 372,580    $316,160
                                 =========    ========

6. DEPOSITS:

The aggregate amount of short-term certificates of deposit, each with a minimum denomination of $100,000, was approximately $5,949,000 at September 30, 1997. The scheduled maturities of the Bank's certificate accounts as of September 30, 1997 are as follows (amounts approximate):

October 1, 1997 to September 30, 1998        34,968,921
October 1, 1998 to September 30, 1999         3,481,035
October 1, 1999 to September 30, 2000         4,425,271
October 1, 2000 to September 30, 2001         2,214,012
October 1, 2001 and thereafter                  830,205
                                            ===========
                                            $45,919,444
                                            ===========

7. INCOME TAXES:

The provision for (benefit from) income taxes is as follows:

                                          Nine Months Ended
                                             September 30,
                                        --------------------
                                          1997         1996
                                          ----         ----
                    Federal             $ 313,068    $(9,058)
                    State                  71,781       (906)
                                        =========    =======
                                        $ 384,849    $(9,964)
                                        =========    =======


8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 1997, and December 31, 1996, amounted to $328,791 and $419,236, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of September 30, 1997.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $36,603 and $54,871 during the quarter and nine months ended September 30, 1997, respectively.

The aforementioned approval of the Option Plan made 96,302 options available for grant to employees and others who perform substantial services for the Corporation. As of September 30, 1997, the Corporation has granted 76,741 options.

Although the Board of Directors has granted shares and options to officers and directors of the Corporation and officers, directors, and employees of the Bank, such actions cannot be finalized until the Office of Thrift Supervision ("OTS") has approved the plans. The OTS has made its comments on the Plans. The Corporation has submitted responses and now awaits a reply from the OTS. The Corporation expects to receive final approval from the OTS.

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

                                                   For the
                                              Nine Months Ended
                                             September 30, 1997
                                             --------------------

               Net income:
                   As reported                     $630,678
                   Pro forma                        621,826

               Primary earnings per share:
                   As reported                     $   0.74
                   Pro forma                           0.73

               Fully Diluted earnings per share:
                   As reported                     $   0.74
                   Pro forma                           0.73

A summary of the status of the Corporation's Stock Option Plan at September 30, 1997, and changes during the three month period then ended is presented in the table and narrative following:

                                                                       Weighted
                                                                       Average
                                                           Shares   Exercise Price
                                                           ------   --------------
          Outstanding at beginning of period               31,376      $15.63

              Granted                                      45,365       17.25
              Exercised                                        --          --
              Forfeited                                        --          --
          Outstanding at end of period                     76,741       16.59
          Exercisable at end of period                         --          --
          Weighted average fair value of options granted    $5.51


The options are exercisable one year from the grant date in equal installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years.

The 76,741 options outstanding at September 30, 1997, have a weighted average exercise price of $16.59 and a weighted average remaining contractual life of
9.8 years. None of these options are exercisable. During the third quarter of 1997, one option grant totaling 45,365 shares was issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997: weighted average risk-free interest rate of 6.41%, weighted average expected dividend yield of 1.21%, expected life of 7.0 years and expected volatility of 19.00%.

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


                                                                       To Be Well Capitalized
                                                For Capital Adequacy  Under Prompt Corrective
                               Actual                 Purposes          Action Provisions
                          ------------------     -------------------    -----------------
                          Amount       Ratio      Amount     Ratio      Amount      Ratio
                          ------       -----      ------     -----      ------      -----
Total Capital (to Risk
  Weighted Assets):
          As of
September 30, 1997         12,827      19.45%     =>5,275    =>8.0%      =>6,594   =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
          As of
September 30, 1997        $12,454      18.89%     =>2,638    =>4.0%      =>3,957   =>6.0%

Tier 1 Capital (to
  Average Assets):
          As of
September 30, 1997        $12,454       9.49%     =>5,247    =>4.0%      =>6,559   =>5.0%

11. FUTURE ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations than fully diluted earnings per share under existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Corporation applied the provisions of SFAS No. 128 in 1997 to the earnings per share calculations, the basic and diluted earnings per share for the three and nine months ended September 30, 1997 would have been $0.24 and $0.74, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Currently, the only component of comprehensive income which applies to the Corporation are the unrealized holding gains and losses on available for sale securities.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information," which introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Corporation for making operating decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined what, if any, reportable segments under SFAS No. 131 would apply to the Corporation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     At September 30, 1997, the Corporation's total assets amounted to $137.8 million compared with $114.6 million at December 31, 1996. The $23.2 million or 20.2% increase was primarily due to an increase of $16.7 million or 21.8% in net loans receivable and an increase of $3.1 million or 9.6% in investment securities. The growth in net loans receivable was attributed to increases in commercial and one-to-four family residential real estate loans. Such increase in assets was funded through an increase in deposits of $6.2 million or 7.5% and a $16.7 million or 115.4% increase in Federal Home Loan Bank advances. Total stockholders' equity amounted to $15.4 million or 11.21% of total assets at September 30, 1997, compared to equity of $15.4 million or 13.46% of total assets at December 31, 1996. The Corporation repurchased 48,150 shares of its common stock and has paid three quarterly dividends during the year.

     The Corporation's nonperforming assets increased $62,000 or 15.9% to $453,000 at September 30, 1997, compared to $391,000 at December 31, 1996. The increase was due to an increase in residential mortgage nonperforming loans.


RESULTS OF OPERATIONS

     GENERAL--The Corporation's net income for the quarter ended September 30, 1997 was $202,000 or $.24 per share compared to a net loss of $145,000 or ($.16) for the same quarter in the prior year. The loss in the third quarter of 1996 resulted from a $502,000 before tax ($308,000 after tax) FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF charge, the Corporation would have recognized net income of $163,000 or $.18 per share for the quarter ended September 30, 1996. The $39,000 increase in net income for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, excluding the SAIF charge, was primarily the result of a $218,000 increase in net interest income before provision for loan losses which was partially offset by a $146,000 increase in total non-interest expense and a $25,000 increase in provision for income taxes. The annualized return on average assets and return on average equity for the quarter ended September 30, 1997, was .59% and 5.27%, respectively, compared to .63% and 4.21% for the same period of 1996, excluding the SAIF charge.

     The Corporation's net income for the nine months ended September 30, 1997 was $631,000 or $.74 per share compared to a net loss of $3,000 for the same period of 1996. Excluding the SAIF charge, the Corporation would have recognized net income of $305,000 for the nine months ended September 30, 1996. The $326,000 increase in net income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, excluding the SAIF charge, was primarily the result of a $894,000 increase in net interest income before provision for loan losses which was partially offset by a $355,000 increase in total non-interest expense and a $201,000 increase in provision for income taxes. The annualized return on average assets and return on average equity for the nine months ended September 30, 1997, was .64% and 5.53%, respectively, compared to .42% and 3.77% for the same period of 1996 excluding the SAIF charge.

     Earnings per share information for the nine months ended September 30, 1996 is not applicable as the Corporation did not complete its initial stock offering until June 27, 1996. A portion of the increased net interest income for the nine month periods ended September 30, 1997, compared to the same period in 1996 can be attributed to the investment of the funds raised through the formation of the holding Corporation, sale of stock and the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996.

     INTEREST INCOME--The Corporation reported interest income of $2.5 million for the three months ended September 30, 1997, as compared to $1.7 million for the three months ended September 30, 1996. The increase of $720,000 or 41.2% for the quarter ended September 30, 1997, as compared to the same period in the prior year can be attributed to a $463,000 or 34.5% increase in interest and fees on loans and a $285,000 or 171.7% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial loans. Average balances for commercial loans during the third quarter of 1997 was $9.0 million, compared to $804,000 for the same period in 1996. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the third quarter of 1997 were $93.2 million and $26.1 million, respectively, compared to $72.5 million and $11.1 million, respectively, for the same period in 1996. In addition, the Corporation benefited from earning higher yields on loans receivable and investment securities, net of mortgage backed securities. The weighted average yield on loans receivable and investment securities during the third quarter of 1997 were 7.7% and 6.9%, respectively, compared to 7.4% and 6.0%, respectively, for the same period in 1996.

     For the nine months ended September 30, 1997, the Corporation reported interest income of $6.9 million, as compared to $4.9 million for comparable period in 1996. The increase of $2.0 million or 40.6% for the quarter ended September 30, 1997, as compared to the same period in the prior year can be attributed to an $1.3 million or 34.6% increase in interest and fees on loans and a $846,000 or 185.1% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial loans. Average balances for commercial loans during the nine months of 1997 was $6.9 million, compared to $363,000 for the same period in 1996. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the nine months of 1997 were $87.1 million and $26.2 million, respectively, compared to $67.2 million and $10.8 million, respectively, for the same period in 1996. In addition, the Corporation benefited from earning higher yields on loans receivable and investment securities, net of mortgage backed securities. The weighted average yield on loans receivable and investment securities during the nine months of 1997 were 7.6% and 6.6%, respectively, compared to 7.3% and 5.6%, respectively, for the same period in 1996.

     INTEREST EXPENSE--Interest expense increased $502,000 or 55.8% during the three months ended September 30, 1997. The increase for the three months ended September 30, 1997 compared to the same period in the prior year was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the third quarter of 1997 were $89.8 million and $31.3 million, respectively, compared to $82.3 million and $4.3 million, respectively, for the same period in 1996.

     For the nine months ended September 30, 1997, interest expense increased $1.1 million or 40.4%. The increase for the nine months ended September 30, 1997 compared to the same period in the prior year was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the nine months of 1997 were $87.8 million and $27.1 million, respectively, compared to $82.1 million and $3.8 million, respectively, for the same period in 1996.

     PROVISION FOR LOAN LOSSES--During the three months and nine months ended September 30, 1997 the Corporation recorded provisions for losses on loans of $30,000 and $74,000, respectively, compared to $11,000 and $29,000 for the comparable periods in 1996. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area. The increase in the three months and nine months ended 1997 reflects the increased amount of lending by the Corporation.

     OTHER INCOME--Other income increased $12,000 or 16.7% and $33,000 or 15.0% for the three months and nine months ended September 30, 1997, respectively, compared to same periods in 1996. The increase was primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

     OTHER EXPENSES-- Total other expenses decreased $356,000 or 30.9% for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996. Without the SAIF charge, other expenses increased $146,000 or 22.5% primarily the result of a $93,000 or 30.0% increase in salaries and employee benefits due to approved salary increases, additional employees and the addition of compensation expense of $21,301 and $36,603 for the ESOP and Management Recognition and Retention Plans, respectively, and $68,000 in other expenses primarily due to professional fees and other costs associated with the annual reporting process. These increases were partially offset by a $32,000 reduction in FDIC premiums for the three months ended September 30, 1997, as compared to the same period during fiscal 1996, due to a new premium schedule that resulted from the 1996 legislation that recapitalized the savings association fund.

     Total other expenses decreased $147,000 or 6.1% for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Without the SAIF charge, other expenses increased $355,000 or 18.7% primarily the result of a $243,000 or 27.4% increase in salaries and employee benefits due to approved salary increases, additional employees and the addition of compensation expense of $60,284 and $54,871 for the ESOP and Management Recognition and Retention Plans, respectively, and $163,000 in other expenses primarily due to professional fees and other costs associated with the annual reporting process. These increases were partially offset by a $95,000 reduction in FDIC premiums for the nine months ended September 30, 1997, as compared to the same period during fiscal 1996, due to a new premium schedule that resulted from the 1996 legislation that recapitalized the savings association fund.

     INCOME TAXES--The Corporation incurred a provision for income taxes of $123,000 and $385,000 for the three months and nine months respectively ended September 30, 1997, as compared to $98,000 and $184,000, excluding the SAIF charge tax effect, for the same period in the prior year. Such increases were primarily due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.

     The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets which provides liquidity to meet lending requirements. Although the Corporation has historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of September 30, 1997, the Corporation had $31.2 million of outstanding advances from the FHLB of Pittsburgh.

     During the nine months ended September 30, 1997 and 1996, the Corporation's operating activities provided net cash of approximately $733,000 and used net cash of approximately $18,000, respectively. The primary reasons for the $733,000 net cash provided during the nine months ended September 30, 1997 were $631,000 in net income, $132,000 in depreciation of premises and equipment, and a $121,000 increase in income taxes payable, which was partially offset by a $385,000 increase in accrued interest receivable. During the nine months ended September 30, 1996, the $18,000 net cash used was the result of a increase in accrued interest receivable of $103,000, a $395,000 increase in other assets, and a $77,000 decrease in income taxes payable which was partially offset by $129,000 in depreciation of premises and equipment, and an increase in other liabilities of $407,000.

     Net cash used by investing activities was $20.8 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Corporation originated $16.7 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, a $2.0 million held to maturity security was called in the third quarter of 1997. This compares with the nine months ended September 30, 1996 when the Corporation had approximately $11.5 million in new loans in excess of principal payments received on existing loans and purchased $4.7 million of investment securities designated available for sale due to the Corporation needing more flexibility as it prepared for the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996.

     Net cash provided by financing activities for the nine months ended September 30, 1997, was approximately $22.0 million, attributable to increases in core deposits and certificate accounts of $4.0 million and $2.2 million, respectively, and increases in net Federal Home Loan Bank advances of $16.7 million. During the same period last year, the Corporation experienced a $12.4 million increase in net cash provided by financing activities primarily due to an $8.2 million of capital raised in connection with the conversion of Prestige Bank from a mutual chartered savings association to a stock chartered savings association on June 27, 1996, a $2.6 million increase in core deposits and increases in net Federal Home Loan Bank advances of $3.2 million.

The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 1997, the Bank's tangible, core, and risk-based capital ratios amounted to 9.06%, 9.06%, and 19.45%, respectively, which substantially exceeded applicable requirements.

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

         Not applicable

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PRESTIGE BANCORP, INC.



Dated:  November 14, 1997                   By: /s/ Robert S. Zyla
                                                --------------------------
                                                 Robert S. Zyla, President



Dated:  November 14, 1997                   By: /s/ James M. Hein
                                                --------------------------
                                                 James M. Hein, Controller