Form 10-K
period 1997-12-31
PRESTIGE BANCORP INC
filed 1998-03-24
CIK 1011145

================================================================================

                      SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of
      1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1997

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

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                               --------------
 Securities Registered Pursuant to Section 12(g) of the Act:        X
                                                             --------------
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes   X    No
                                       -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     As of March 17, 1998, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $15.8 million. This figure is based on the reported closing bid in the NASDAQ system of $19.06 per share of the Registrant's Common Stock as of March 17, 1998. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 17, 1998, there were outstanding 914,873 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Parts I, Item I, II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998 (Part I).

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

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 1996, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP") and debt and equity investments of $658,000, and deposits maintained at the Savings Bank. The Company has no significant liabilities. The Company has no plans to change these business activities. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 1997, the Company had total consolidated assets of $143.3 million, total consolidated deposits of $91.2 million, total consolidated liabilities (including deposits) of $127.6 million and total consolidated equity of $15.6 million.

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

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 4 full-service offices located in Allegheny and Washington Counties, Pennsylvania. At December 31, 1997, the Savings Bank had total assets of $142.6 million, total deposits of $93.6 million, total liabilities (including deposits) of $130.0 million and total equity of $12.6 million. In February, 1998, the Savings Bank opened a branch office in Elizabeth, Pennsylvania.

     The Savings Bank's lending operations follow the traditional pattern of a savings association by primarily emphasizing the origination of one-to-four family residential loans for portfolio retention and to a substantially lesser degree, the origination of commercial real estate loans, commercial business loans, construction loans on residential and commercial properties and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans, cash collateral personal loans, and unsecured personal loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. Deposit services offered by the Savings Bank include passbook savings accounts, tiered money market savings accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit with a minimum maturity of 6 months and a maximum maturity of 5 years. The Savings Bank does not utilize the services of deposit brokers.

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 1997, by loan category and investment securities are shown on page 12 of the 1997 Annual Report to Shareholders. The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31,

1997 is shown on page 3 of the 1997 Annual Report to Shareholders. The amounts of the various deposit products of the Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 1997 is shown on pages 34 and 35 of the 1997 Annual Report to Shareholders.

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

     The Savings Bank operates four automated teller machines ("ATMs"), one at each of the branch offices, except the Elizabeth, Pennsylvania branch office. The Savings Bank is affiliated with a regional ATM network.

     The Savings Bank ended 1997 with a staff of 47 employees which comprised of 35 full-time and 12 part-time employees. Full-time equivalent employees averaged 35 in 1997. With the opening of the branch office in Elizabeth, Pennsylvania, full-time employees of the Savings Bank have risen to 39 and part-time employees have risen to 14.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, the University of Pittsburgh, PNC Bank Corp and Mellon Bank Corp. With the contraction of the steel industry in the Pittsburgh area over the last 15 years, the number of manufacturing jobs in the Pittsburgh area has declined as well as the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels, which are expected to decline.

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

     The recent economic conditions in the Savings Bank's market area and the increase in competitors has resulted in a reduction in eligible mortgage loans which meet the underwriting criteria of the Savings Bank. This factor, together with the directive of management to increase commercial and consumer loans, has led to change in the composition of loan origination by the Savings Bank. Loan originations for one-to-four family residential mortgages constituted $12.0 million for 1994, or 79.6% of all loan origination for such year, compared to loan origination for one-to-four family residential mortgages of $14.0 million for 1997, or 34.7% of all loan origination for such year.

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

     Commercial banks and thrift institutions have recently experienced increasing consolidation. In the event of a downturn in the economy or competitive pressures resulting from increasing consolidation, the Savings Bank may experience reduced demand for mortgage loans. Interstate branch banking is now permitted under Federal law subject to certain restrictions. Such interstate branch banking will result in increased competition for deposits. The Savings Bank may have difficulty attracting deposits in an environment of economic downturn, increased consolidation or interstate branch banking. To date, the Savings Bank has not experienced increased competition from an out-of-state financial institution which has established a new branch in the Greater Pittsburgh area. Management of the Savings Bank and the Company cannot predict if out-of-state financial institutions will choose to open new branches in the primary market of the Savings Bank.

POSSIBLE YEAR 2000 COMPUTER PROGRAM MATTERS

     A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our operations. Data processing is also essential to most other financial institutions and many other companies.

     Most of the data processing activity for the Savings Bank that could be affected by this problem is provided by third party service bureaus. These service bureaus have advised the Savings Bank that they expect to resolve these potential problems concerning data processing performed for the Savings Bank before the year 2000. In addition, these vendors have advised the Savings Bank that they will conduct tests concerning the impact of year 2000 problems before the end of 1998. Management will review the results of these testings at that time and determine if any changes in service providers, equipment or software will be necessary to meet year 2000 issues.

     Part of the function of the Technology Committee of the Savings Bank is to monitor and address year 2000 issues. The Committee has adopted a program to contact the vendor of each piece of computer hardware and software used on the premises of the Savings Bank to determine if any such hardware or software will recognize and function with the occurrence of January 1, 2000. Other equipment which utilizes calendars in operation will also be analyzed. To the extent computer hardware, equipment or software will not recognize the year 2000, a determination will be made whether to replace such computer hardware, equipment or software or to seek repairs to solve such problems. Management does not believe, at this time, that given the age and state of its computer hardware, equipment and software and the nature of the capital expenditure budget and capital improvement programs of the Savings Bank, that solutions to year 2000 problems for computer hardware, equipment and software on hand at the Savings Bank will have a material adverse effect on the net income of the Savings Bank.

SUPERVISION AND REGULATION

  PRESTIGE BANCORP. INC.

     General. The Company, as a savings and loan holding company within the meaning of Home Owners' Loan Act of 1933, as amended ("HOLA"), has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, if the Company acquired any non-savings institution subsidiaries, the OTS will have enforcement authority over such subsidiaries. As a subsidiary of a savings and loan holding company, the Savings Bank will be subject to certain restrictions in its dealings with the Company and any other affiliates thereof. This regulatory authority granted to the OTS is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of the stockholders of the Company.

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

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Savings Bank was in compliance with the above restrictions.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1997, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.2 million which was below the Savings Bank's loans to one borrower limit of $1.9 million at such date.

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

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1997, the Savings Bank maintained 88.58% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. The Savings Bank currently qualifies as a Tier 1 Association. In the event the Savings Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. On November 24, 1997, the OTS published its final rule on changes to liquidity requirement calculations in order to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. Under the new rule, the Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than 4.0% of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions. The rule eliminates a separate limit that required each savings institution to maintain an average daily balance of short-term liquid assets equal to 1.0% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 1997 was 37.2%, which exceeded the new applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's overall asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 1997 and 1996 totaled $36,000 and $30,000, respectively.

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

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: "outstanding", "satisfactory", "needs to improve" and "substantial noncompliance". The CRA also requires all institutions to make public disclosure of their CRA ratings. The Savings Bank received a "Satisfactory" CRA rating in its most recent Federal examination by the OTS. Failure to maintain a satisfactory rating may establish a basis for the OTS to deny the application of the Savings Bank to open new branch offices or an application of the Savings Bank or the Company to undertake some other business opportunity.

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

     The Federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Safety and Soundness Guidelines") and a final rule which implements the safety and soundness standards established by FDICIA. The Safety and Soundness Guidelines and the final rule set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Safety and Soundness Guidelines address internal controls and information systems: internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. [The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted in final, would be added to the Safety and Soundness Guidelines.] If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Safety and Soundness Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

     The capital standards require core capital (as defined above) equal to at least 3% of adjusted total assets (as defined by regulation). As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Savings Bank had no intangibles that would affect the application of these tests.

     The OTS requires that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement.

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

     The risk-based capital standards of the OTS generally require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. However, due to our net size and risk-based capital level, we are exempt from the interest rate risk component.

     At December 31, 1997, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see page 37 of the 1997 Annual Report to Shareholders. For further information on the application of the interest rate risk component, see pages 9, 10 and 11 of the 1997 Annual Report.

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

     As of December 31, 1997, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier I risk-based capital ratio of 6% or more, and a leverage capital ratio of 5.0% or more), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rates varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ended December 31, 1997, the insurance fund assessment paid by the Savings Bank was 6.45 basis points which was a reduction from the general assessment of 23 basis points applicable to the Savings Bank for the first and the second six-month period of the fiscal year ended December 31, 1996.

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

     Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a one time special assessment of 65.7 basis points against insured deposits of the Savings Bank as of March 31, 1995. This special assessments was charged against all financial institutions with deposits insured by the SAIF. This special assessment was used to provide a capital infusion into the SAIF. The money collected will capitalize the thrift fund and let thrift premiums be brought in line with those of commercial banks by the year 2000. This legislation has as a goal the merger of the thrift fund into the stronger Bank Insurance Fund (BIF) by 1999, but not until the bank and thrift charters are combined. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and elimination of the separate federal regulation of thrifts. As a result, the Savings Bank might have to convert to a different financial institution charter and be regulated under federal law as a commercial bank, including being subject to the more restrictive activity limitations imposed on national banks. Management cannot predict the impact of our conversion to, or regulation as, a commercial bank until the legislation requiring such change is enacted.

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

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1997, of $1.7 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1997, 1996 and 1995, dividends from the FHLB to the Savings Bank amounted to $89,000, $46,000 and $49,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $44.9 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.9 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.9 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. As of December 31, 1997, the Savings Bank had approximately $128,000 of applicable excess reserves. Approximately $21,300 of which will be recaptured on an annual basis. The Savings Bank has maintained the applicable residential loan requirement; and this recapture will commence with the taxable year beginning January 1, 1998.

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

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 1997. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

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

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

     Federal Income Tax Returns. The Company's and the Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 1996 (a consolidated Federal income tax return has been filed by the Company and the Savings Bank for the taxable year ended December 31, 1996; and a consolidated return for the Company and the Savings Bank will be filed for each tax year commencing on and after January 1, 1997). Neither the Company nor the Savings Bank has been notified by the IRS that it intends to examine any of the corporate income tax returns filed by the Savings Bank. Under the current statute of limitations, except for certain circumstances, the Savings Bank's returns for taxable years ending December 31, 1993 and prior are free from examination by the IRS.

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

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

STATISTICAL DISCLOSURE BY SAVINGS AND LOAN HOLDING COMPANIES

     Information regarding statistical disclosure for a savings and loan holding company required by the Securities Act Industry Guide 3 is set forth in the portions of the 1997 Annual Report which are incorporated herein by reference.

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          Information required by this section is presented on pages 12 and 13 of the 1997 Annual Report and is incorporated herein by reference.

     II.  Investment Portfolio.

          Information required by this section is presented on pages 28 through 33 of the 1997 Annual Report and is incorporated herein by reference.

     III. Loan Portfolio.

          Information required by this section is presented on pages 18 through 28 of the 1997 Annual Report and is incorporated herein by reference.

     IV.  Summary of Loan Loss Experience.

          Information required by this section is presented on pages 25 through 28 of the 1997 Annual Report and is incorporated herein by reference.

     V.   Deposits.

          Information required by this section is presented on pages 34 through 36 of the 1997 Annual Report and is incorporated herein by reference.

     VI.  Return on Equity and Assets.

          Information required by this section is presented on pages 3 through 4 of the 1997 Annual Report and is incorporated herein by reference.

     VII. Short-Term Borrowing.

          Information required by this section is presented on page 36 of the 1997 Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

                 NAME                     AGE            POSITION WITH REGISTRANT
                 ----                     ---            ------------------------
Robert S. Zyla........................    50     President
Patricia A. White.....................    51     Vice President, Secretary and Treasurer
James M. Hein.........................    34     Controller

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

              NAME                    TERM             POSITION WITH SAVINGS BANK
              ----                    ----             --------------------------
Robert S. Zyla..................    1993-1997    President/CEO and Treasurer(1)
Patricia A. White...............    1993-1997    Executive Vice President and Secretary
James M. Hein...................    1993-1997    Controller and Chief Financial
                                                 Officer(2)

---------

(1) Mr. Zyla assumed the additional title of Chief Executive Officer and Treasurer on January 18, 1995.

(2) Mr. Hein assumed the additional title of Chief Financial Officer on January 17, 1996.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 1997.

                                                          NET BOOK VALUE    AMOUNT OF
         DESCRIPTION/ADDRESS              LEASED/OWNED     OF PROPERTY      DEPOSITS
         -------------------              ------------     -----------      --------
                                                                (IN THOUSANDS)
Corporate and Main Office:
--------------------------------------
710 Old Clairton Road                        Owned            $1,112         $37,374
Pleasant Hills, Pennsylvania 15236

Branch Offices:
--------------------------------------
543 Brownsville Road                         Owned            $  441         $34,256
Mt. Oliver, Pennsylvania 15210
6257 Library Road                            Owned            $  171         $19,181
Bethel Park, Pennsylvania 15102
125 West Beau Street                         Leased              N/A         $   345
Washington, Pennsylvania 15301

     The Savings Bank completed the expansion and remodeling of the Corporate Headquarters of the Company and the Savings Bank in January 1998. The original project consisted of a 4,000 square foot expansion of the corporate offices and a renovation of existing space. The budget for this project was $600,000. An opportunity arose to obtain from a tenant at the corporate building a surrender of his lease. The Company took advantage of this situation and incorporated this leased space into the renovation and expansion project. Even with the expanded nature of the project, the Company finished the project within budget.

     In April, 1996, the Savings Bank exercised its option to purchase a parcel of land in Bethel Park, Pennsylvania located within 3/4 of a mile of the current Bethel Park branch office of the Savings Bank. The purchase price for this parcel was $250,000. The current book value of this property is $265,717. The Company and the Savings Bank are currently exploring the development of this property. Management is considering the construction of an office building on this parcel. No final decision has been made to start this project.

     On February 18, 1998, the Savings Bank opened a branch office at 603 Scenery Drive, Elizabeth, Pennsylvania. This branch office is located on leased property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 1997, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pages 2-6 of the 1997 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 2-6 of the 1997 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 7-18 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 10-11 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS

     Pages 39-64 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 4-8 of the Registrant's definitive Proxy Statement dated March 23, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to pages 9-13 of the Registrant's definitive Proxy Statement dated March 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 2-4 and pages 5-7 of the Registrant's definitive Proxy Statement dated March 23, 1998.

ITEM 13. CERTAIN TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference to pages 11-13 and pages 21 and 22 of the Registrant's definitive Proxy Statement dated March 23, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

     The following information appearing in the Registrant's 1997 Annual Report to Shareholders for the year ended December 31, 1997 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                PAGES IN
                   ANNUAL REPORT SECTION                      ANNUAL REPORT
                   ---------------------                      -------------
Independent Auditors' Report                                       39
Consolidated Balance Sheets                                        40
Consolidated Statements of Income                                  41
Consolidated Statements of Stockholders' Equity                    42
Consolidated Statements of Cash Flows                              43
Notes to Consolidated Financial Statements                        44-64

  (A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

  (A)(3) EXHIBITS REQUIRED BY ITEM 601

                                                                                    PAGE # WHERE
                                                                                  ATTACHED EXHIBITS
                                                               REFERENCE TO      ARE LOCATED IN THIS
                                                              PRIOR FILING OR     FORM 10-K REPORT
  REGULATION S-K                                              EXHIBIT NUMBER      OR THE INTEGRATED
  EXHIBIT NUMBER                  DOCUMENT                    ATTACHED HERETO       ANNUAL REPORT
  --------------                  --------                    ---------------       -------------
        3.1        Certificate of Incorporation of                   *             Not Applicable
                   Prestige Bancorp, Inc.
        3.2        Bylaws of Prestige Bancorp, Inc.                  *             Not Applicable
          4        Rights of Security Holders                      *****           Not Applicable
       10.1        1997 Recognition and Retention Plan and          ***            Not Applicable
                   Trust for Officers, Directors and
                   Employees**
       10.2        1997 Stock Option Plan for Officers,             ***            Not Applicable
                   Directors and Employees**
       10.3        Employment Agreement among the Company,           *             Not Applicable
                   the Savings Bank and Robert S. Zyla,
                   Patricia A. White and James M. Hein,
                   dated June 27, 1996**
       10.4        Loan Documents with FHLB of Pittsburgh          10.4           (filed with SEC;
                                                                                 copy available from
                                                                                 Company on request)
         11        Statement re: Computation of Per Share          ****          Pages 46 and 47 of
                   Earnings                                                        the 1997 Annual
                                                                                       Report

                                                                                    PAGE # WHERE
                                                                                  ATTACHED EXHIBITS
                                                               REFERENCE TO      ARE LOCATED IN THIS
                                                              PRIOR FILING OR     FORM 10-K REPORT
  REGULATION S-K                                              EXHIBIT NUMBER      OR THE INTEGRATED
  EXHIBIT NUMBER                  DOCUMENT                    ATTACHED HERETO       ANNUAL REPORT
  --------------                  --------                    ---------------       -------------
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

  **** The Annual Report for 1997 is included as part of this integrated filing of 1997 Annual Report to Shareholders and Form 10-K Report.

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

   (B) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

                                        PRESTIGE BANCORP, INC.

Date: March 23, 1998

                                        By:   /s/ ROBERT S. ZYLA
                                            -------------------------------
                                                  Robert S. Zyla
                                                 President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        /s/ ROBERT S. ZYLA                     /s/ MICHAEL R. MACOSKO
------------------------------------     --------------------------------------
Robert S. Zyla                           Michael R. Macosko
President and Director                   Director
(Principal Executive Officer)            Date: March 23, 1998
Date: March 23, 1998



        /s/ JOHN A. STIVER                         /s/ MARK R. SCHOEN
------------------------------------     --------------------------------------
John A. Stiver                           Mark R. Schoen
Chairman of the Board of Directors       Director
Date: March 23, 1998                     Date: March 23, 1998



      /s/ PATRICIA A. WHITE                     /s/ CHARLES P. MCCULLOUGH
------------------------------------     --------------------------------------
Patricia A. White                        Charles P. McCullough
Treasurer, Secretary and Director        Director
Date: March 23, 1998                     Date: March 23, 1998



       /s/ MARTIN W. DOWLING                    /s/ JAMES M. HEIN
------------------------------------     --------------------------------------
Martin W. Dowling                        James M. Hein
Director                                 Controller
Date: March 23, 1998                     (Principal Financial and
                                         Accounting Officer)
                                         Date: March 23, 1998