Form 10-Q
period 1998-03-31
PRESTIGE BANCORP INC
filed 1998-05-15
CIK 1011145

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

               For the quarterly period ended March 31, 1998

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                             -------------  -------------

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                   25-1785128
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or             (I.R.S.Employer
organization)                                             Identification Number)

             710 Old Clairton Road
          Pleasant Hills, Pennsylvania                            15236
     ---------------------------------------                    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 1998, there were 914,873 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                                PAGE
-------       ---------------------                                                                                ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 1998 (unaudited) and December 31, 1997                                                        1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 1998 and 1997 (unaudited)                                                        2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 1998 and 1997 (unaudited)                                          3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 1998 and 1997 (unaudited)                                                        4

              Notes to Financial Statements (unaudited)                                                               5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          11


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                      14
Item 2.       Changes in Securities                                                                                  14
Item 3.       Defaults upon Senior Securities                                                                        14
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    14
Item 5.       Other Information                                                                                      14
Item 6.       Exhibits and Reports on Form 8-K                                                                       14

SIGNATURES                                                                                                           15
----------

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,           December 31,
                                                                      1998                  1997
                                                                 ------------           ------------
ASSETS                                                             (Unaudited)
------
Cash and due from banks                                          $    859,889           $    927,362
Interest-bearing deposits with banks                                4,395,924              1,286,099
Investment securities:
  Available for sale                                               11,686,927             11,017,858
  Held to maturity (market value $32,188,900 and
    $27,870,426, respectively)                                     32,081,518             27,741,398

Net loans                                                         104,042,812             96,180,961
Federal Home Loan Bank stock, at cost                               2,448,900              1,748,900
Premises and equipment, net                                         2,828,880              2,673,794
Accrued interest receivable                                         1,322,190              1,033,261
Other assets                                                          913,029                653,077
                                                                 ------------           ------------
Total assets                                                     $160,580,069           $143,262,710
                                                                 ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Non-interest-bearing deposits                                  $  4,254,163           $  4,000,085
  Interest-bearing deposits                                        89,310,952             87,155,740
                                                                 ------------           ------------
          Total deposits                                           93,565,115             91,155,825

  Federal Home Loan Bank advances                                  48,977,000             34,677,000
  Advance payments by borrowers for taxes and insurance               781,393                856,881
  Income taxes payable                                                211,324                178,068
  Deferred tax liability                                               88,517                 77,927
  Accrued interest payable                                            218,336                153,336
  Other liabilities                                                   957,812                533,862
                                                                 ------------           ------------
          Total liabilities                                       144,799,497            127,632,899
                                                                 ------------           ------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                               --                     --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 963,023 shares issued and
    914,873 outstanding;                                              963,023                963,023
  Treasury stock, 48,150 shares, at cost;                            (775,881)              (775,881)
  Additional paid-in-capital                                        8,045,250              8,033,296
  Unearned ESOP shares, 72,405 shares;                               (724,050)              (724,050)
  Retained earnings                                                 8,171,611              8,064,202
  Net unrealized holding gains on
    available for sale securities, net of taxes                       100,619                 69,221
                                                                 ------------           ------------
          Total stockholders' equity                               15,780,572             15,629,811
                                                                 ------------           ------------
Total liabilities and stockholders' equity                       $160,580,069           $143,262,710
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                          1998                 1997
                                                                       ----------          ----------
Interest income:
  Interest and fees on loans                                           $1,936,689          $1,496,384
  Interest on mortgage-backed securities                                  161,950             211,420
  Interest and dividends on other investment securities                   519,971             402,538
  Interest on deposits in other financial institutions                     68,927              22,942
                                                                       ----------          ----------
          Total interest income                                         2,687,537           2,133,284
                                                                       ----------          ----------
Interest expense:
  Interest on deposits                                                    928,042             853,108
  Advances from Federal Home Loan Bank                                    603,920             298,508
                                                                       ----------          ----------
          Total interest expense                                        1,531,962           1,151,616
                                                                       ----------          ----------
          Net interest income                                           1,155,575             981,668

Provision for loan losses                                                  38,000              17,000
                                                                       ----------          ----------
          Net interest income after provision for loan losses           1,117,575             964,668
                                                                       ----------          ----------
Other income:
   Fees and service charges                                                95,143              63,534
   Other income, net                                                        6,293               9,845
                                                                       ----------          ----------
          Total other income                                              101,436              73,379
                                                                       ----------          ----------
Other expenses:
  Salaries and employee benefits                                          500,583             362,828
  Premises and occupancy costs                                            116,105              79,483
  Federal deposit insurance premiums                                       14,424              13,752
  Data processing costs                                                    62,274              48,234
  Advertising costs                                                        27,728              22,215
  Transaction processing costs                                             59,509              46,218
  ATM transaction fees                                                     23,522              21,548
  Other expenses                                                          163,801             114,448
                                                                       ----------          ----------
          Total other expenses                                            967,946             708,726
                                                                       ----------          ----------
          Income before income tax expense                                251,065             329,321

Income tax expense                                                         97,912             124,979
                                                                       ----------          ----------
Net income                                                             $  153,153          $  204,342
                                                                       ==========          ==========

Basic earnings per share:
  Net income                                                           $     0.18          $     0.23
  Weighted average number of common shares outstanding                    842,753             884,984
Diluted earnings per share:
  Net income                                                           $     0.18          $     0.23
  Weighted average number of common shares outstanding                    851,678          $  884,984


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                                     Net Unrealized
                                                                                                      Holding Gains
                                                  Additional                Unearned              (Losses) on Available
                                        Common     Paid-In     Treasury       ESOP       Retained  for Sale Securities,
                                        Stock      Capital      Stock        Shares      Earnings      Net of Taxes       Total
                                        -----      -------      -----        ------      --------      ------------       -----
Balance, December 31, 1997            $ 963,023  $ 8,033,296  ($775,881)  ($724,050)   $8,064,202      $  69,221        $15,629,811
  Net income                                                                              153,153                           153,153
  Allocation of 828 ESOP shares                       11,954                                                                 11,954
  Increase in net unrealized
    holding gains on available for
    sale securities, net of taxes                                                                         31,398             31,398
  Cash dividends declared:
    Common stock ( $0.05 per
    share on 914,873 shares)                                                             (45,744)                           (45,744)
                                      ---------  -----------  ---------   ---------    ----------      ---------        -----------
Balance,  March 31, 1998              $ 963,023  $ 8,045,250  ($775,881)  ($724,050)   $8,171,611      $ 100,619        $15,780,572
                                      =========  ===========  =========   =========    ==========      =========        ===========


Balance, December 31, 1996            $ 963,023  $ 8,000,176   $     --   ($755,490)   $7,390,945      ($168,454)       $15,430,200
  Net income                                                                              204,342                           204,342
  Allocation of 773 ESOP shares                        5,971                                                                  5,971
  Increase in net unrealized
    holding losses on available for
    sale securities, net of taxes                                                                        (93,247)           (93,247)
Cash dividends declared:
    Common stock ( $0.03 per
    share on 963,023 shares)                                                              (28,891)                          (28,891)
Treasury stock purchases,
    43,150 shares                                              (697,751)                                                   (697,751)
                                      ---------  -----------  ---------   ---------    ----------      ---------        -----------
Balance, March 31, 1997               $ 963,023  $ 8,006,147  ($697,751)  ($755,490)   $7,566,396      ($261,701)       $14,820,624
                                      =========  ===========  =========   =========    ==========      =========        ===========


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                   1997
                                                                                 ------------           ------------
Operating activities:
  Net income                                                                     $    153,153           $    204,342
                                                                                 ------------           ------------
  Adjustments to reconcile net income to net cash
    provided (used)  by operating activities-
      Depreciation of premises and equipment                                           68,859                 42,848
      Amortization of premiums and discounts, net                                     (27,738)                (1,661)
      Non cash compensation expense related to MRP Plan                                33,115                     --
      Non cash compensation expense related to ESOP benefit                            24,794                 18,811
      Gain on sale of premises and equipment                                              (57)                    --
      Provision for loan losses                                                        38,000                 17,000
      Increase in other liabilities                                                   411,110                 98,421
      Increase in accrued interest payable                                             65,000                 85,233
      Increase in income taxes payable                                                 22,913                122,889
      Increase in accrued interest receivable                                        (288,929)              (338,327)
      Increase in other assets                                                       (109,792)               (37,268)
                                                                                 ------------           ------------
          Total adjustments                                                           237,275                  7,946
                                                                                 ------------           ------------
          Net cash provided by operating activities                                   390,428                212,288
                                                                                 ------------           ------------
Investing activities:
  Loan originations                                                               (16,500,458)            (9,631,028)
  Principal payments on loans                                                       8,600,607              3,589,595
  Principal payments on mortgage-backed securities available for sale                 219,733                253,738
  Principal payments on mortgage-backed securities held to maturity                   398,118                661,495
  Principal payments on investment securities held to maturity                          9,480                     --
  Proceeds from calls of held to maturity securities                                1,500,000                     --
  Proceeds from calls of available for sale securities                                600,000                     --
  Purchases of available for sale securities                                       (1,430,944)              (177,375)
  Purchases of held to maturity investment securities                              (6,225,507)            (6,473,125)
  Proceeds from sale of premises and equipment                                            410                     --
  Purchases of premises and equipment                                                (224,298)               (15,976)
  Purchase of Federal Home Loan Bank stock                                           (700,000)              (386,200)
                                                                                 ------------           ------------
          Net cash used by investing activities                                   (13,752,859)           (12,178,876)
                                                                                 ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance                 (75,488)                27,033
  Purchases of MRP shares                                                            (183,275)                    --
  Proceeds from Federal Home Loan Bank advances                                    17,000,000             19,773,125
  Payments on Federal Home Loan Bank advances                                      (2,700,000)           (11,450,000)
  Net increase in Money Market, NOW and Passbook savings accounts                   2,242,841              2,452,846
  Net increase in certificate accounts                                                166,449              1,001,363
  Purchases of treasury stock                                                              --                (24,532)
  Common stock cash dividends paid                                                    (45,744)               (28,891)
                                                                                 ------------           ------------
          Net cash provided by financing activities                                16,404,783             11,750,944
                                                                                 ------------           ------------
Net increase (decrease) in cash and cash equivalents                                3,042,352               (215,644)
Cash and cash equivalents at beginning of period                                    2,213,461              2,147,678
                                                                                 ------------           ------------
Cash and cash equivalents at end of period                                       $  5,255,813           $  1,932,034
                                                                                 ============           ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                                 $     75,000           $         --
    Cash paid during the period for interest on deposits and borrowings             1,466,961              1,066,382
                                                                                 ============           ============
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate owned                                       $     35,000           $         --



   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. THE CORPORATION:
   ----------------

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

2. BASIS OF PRESENTATION:
   ----------------------

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Corporation's Annual Report and Form 10-K.

Earnings Per Common Share
-------------------------

During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

The following table reflects the calculation of earnings per share under SFAS No. 128.

AT MARCH 31,                                           1998             1997
---------------------------------------------------------------       --------
Basic earnings per share:
    Net income                                        $ 153,153       $204,342
    Average shares outstanding                          842,753        884,984
    Earnings per share                                 .18             .23
Diluted earnings per share:
    Net income                                        $ 153,153       $204,342
    Average shares outstanding                          842,753        884,984
    Stock options                                         8,925         -
                                                      ---------       --------
    Diluted average shares outstanding                  851,678        884,984
    Earnings per share                                 .18             .23

Comprehensive Income
--------------------

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the quarter ended March 31, 1998. This accounting standard requires the reporting of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this standard, some of those changes in equity were displayed in the income statement, while others were included directly in balances within a separate component of equity in a statement of financial position.

                                                                                  Three Months Ended
                                                                        March 31, 1998            March 31, 1997
                                                                        --------------            --------------
                                                                                     (unaudited)
Net income                                                                 $153,153                  $204,342
Other comprehensive income, net of tax
  Unrealized holding gain (loss) arising during the period                 $ 31,398                 ($ 93,247)
                                                                           --------                  --------
Comprehensive income                                                       $184,551                  $111,095

3. INVESTMENT SECURITIES:
   ----------------------

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                March 31, 1998
                                                     --------------------------------
                                                       Amortized             Market
                                                         Cost                Value
                                                     -----------          -----------
U.S. government and government
    agency obligations:
       Due within one year                           $   512,081         $    509,851
       Due after one and within five years             3,905,361            3,897,282
       Due after five and within ten years            13,008,328           13,018,895
       Due after ten years                             7,032,773            7,037,950
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years               523,113              530,974
       Due after ten years                             5,896,292            5,960,374
Government National Mortgage
    Association (GNMA) certificates due
    after ten years                                    1,117,092            1,145,899
Federal National Mortgage Association
    (FNMA) certificates due within one year               86,478               87,675
                                                     -----------          -----------
                                                     $32,081,518          $32,188,900
                                                     ===========          ===========

Investment securities available for sale:

                                                                 March 31, 1998
                                                      -------------------------------
                                                                             Market
                                                          Cost               Value
                                                      -----------         -----------
U.S. government and government
    agency obligations:
       Due within one year                           $ 2,000,000         $ 1,988,760
       Due after one and within five years             1,005,236           1,000,550
       Due after five and within ten years             1,501,399           1,487,190
       Due after ten years                             2,000,000           1,983,750
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                               865,342             864,483
       Due after ten years                               285,160             298,676
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                  1,149,740           1,129,688
Mutual fund investment                                 1,844,351           1,807,199
Common stock portfolio                                   867,935           1,126,631
                                                     -----------         -----------
                                                     $11,519,163         $11,686,927
                                                     ===========         ===========

4. LOANS RECEIVABLE:
   -----------------

Loans receivable are summarized as follows:

                                                                         March 31,
                                                                           1998
                                                                       ------------
Commercial, including commercial secured by real estate                $ 14,867,870
Construction                                                              1,455,000
    Less-Undisbursed loan proceeds                                          664,786
                                                                       ------------
Total Commercial, including commercial secured by real estate            15,658,084
                                                                       ------------

Real estate loans:
    1-4 family                                                           74,420,765
    Construction                                                            755,480
                                                                       ------------
                                                                         75,176,245
    Less- Undisbursed loan proceeds                                         286,152
          Deferred loan (costs) / fees                                       (3,386)
                                                                       ------------
                                                                         74,893,479
                                                                       ------------
Consumer loans:
    Share                                                                   544,460
    Automobile                                                            2,182,891
    Home equity                                                           8,361,465
    Student                                                               2,266,203
    Credit cards                                                            414,992
    Other                                                                   144,121
                                                                       ------------
                                                                         13,914,132
                                                                       ------------
                                                                        104,465,695
    Less- Allowance for loan losses                                         422,883
                                                                       ------------
                                                                       $104,042,812
                                                                       ============

5. ALLOWANCE FOR LOAN LOSSES:
   --------------------------

Activity with respect to the allowance for loan losses is summarized as follows:

                                              Three Months Ended
                                                  March 31,
                                        -----------------------------
                                           1998               1997
                                        ---------           ---------
Balance at beginning of period          $ 402,964           $ 306,926
Provision for loan losses                  38,000              17,000
Charge-offs                               (18,081)             (1,626)
Recoveries                                     --                  40
                                        ---------           ---------
Balance at end of period                $ 422,883           $ 322,340
                                        =========           =========

6. DEPOSITS:
   ---------

The aggregate amount of short-term certificates of deposit, each with a minimum denomination of $100,000, was approximately $5,802,000 at March 31, 1998. The scheduled maturities of the Bank's certificate accounts as of March 31, 1998 are as follows (amounts approximate):

     April 1, 1998 to March 31, 1999                       31,760,092
     April 1, 1999 to March 31, 2000                        5,529,003
     April 1, 2000 to March 31, 2001                        6,421,102
     April 1, 2001 to March 31, 2002                        1,056,329
     April 1, 2002 and thereafter                           1,203,122
                                                          -----------
                                           TOTAL          $45,969,648
                                                          ===========

     Certificates of $100,000 or more                     $ 5,802,265
                                                          ===========

7. INCOME TAXES:
   -------------

The provision for income taxes is as follows:

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                                1998            1997
                                              --------       --------

                 Federal                      $80,746        $101,179
                 State                         17,166          23,800
                                              -------        --------
                                              $97,912        $124,979
                                              =======        ========

8. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 1998, and December 31, 1997, amounted to $232,931 and $182,175, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of March 31, 1998.

9. CAPITAL STOCK:
   --------------

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $33,000 during the quarter ended March 31, 1998.

The aforementioned approval of the Option Plan made 96,302 options available for grant to employees and others who perform substantial services for the Corporation. As of March 31, 1998, the Corporation has granted 76,741 options. The options are exercisable one year from the grant date in equal installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years. The 76,741 options outstanding at March 31, 1998 have a weighted average exercise price of $16.59 and a weighted average remaining contractual life of 9.6 years. None of these options are exercisable.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:
    -----------------------------------------

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its strong risk based capital ratios, the Corporation believes that the Savings Bank does not have deduct any amount from capital for interest-rate risk (amounts in thousands).

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                              For Capital Adequacy         Prompt Corrective
                                     Actual                          Purposes              Action Provisions
                             ---------------------           ----------------------       ----------------------
                             Amount         Ratio            Amount          Ratio         Amount         Ratio
                             -------        ------           --------        ------       --------       -------
Total Capital (to Risk
  Weighted Assets):
      As of
March 31, 1998               $13,166        17.11%           =>$6,156        =>8.0%       =>$7,696       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
      As of
March 31, 1998               $12,743        16.56%           =>$3,078        =>4.0%       =>$4,617        =>6.0%

Tier 1 Capital (to
  Average Assets):
      As of
March 31, 1998               $12,743         8.21%           =>$6,205        =>4.0%       =>$7,757        =>5.0%

11. FUTURE ACCOUNTING STANDARDS:
    ----------------------------

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, to the extent practicable; requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis; and eliminates certain disclosures. SFAS No. 132 will be effective for the Corporation's financial statements for the year ended December 31, 1998.

12. SUBSEQUENT EVENT
    ----------------

On April 15, 1998, the Board of Directors a declared a stock dividend of 15% to shareholders of record of June 2, 1998 to be distributed on June 19, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation includes all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), deposits maintained at the Savings Bank and common stock of several savings associations or savings and loan holding companies (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1% interest in such entities.

         The following discussion of the financial condition and activities of the Corporation should be read as the consolidated activities of the Corporation and the Savings Bank. Unless the following discussion specifically identifies an activity, event or condition as relating to the Directly Held Assets, it is assumed that such activity, event or condition occurred as a result of a direct action of the Savings Bank and an indirect action of the Corporation.

    As described in greater detail below, the Corporation and Savings Bank intend to continue an emphasis on residential mortgage loans. However, as part of the business strategy to increase profitability, the Savings Bank will continue to widen its range of lending activities to include small business commercial loans, commercial real estate loans and consumer loans. Although such lending activities entail greater risk than residential mortgage lending, management is willing to accept such risks because of its belief that there are lending opportunities in its market area which are not being currently fulfilled by other financial institutions and management believes it can properly manage the risks of greater consumer and commercial lending.

         At March 31, 1998, the Corporation's total assets amounted to $160.6 million compared with $143.3 million at December 31, 1997. The $17.3 million or 12.1% increase was primarily due to an increase of $7.9 million or 8.2% in net loans receivable, an increase of $5.0 million or 12.9% in investment securities and an increase in cash and cash equivalents of $3.0 million or 137.5%. The growth in net loans receivable was attributed to increases in commercial business, commercial real estate, and one-to-four family residential real estate loans and growth in investment securities occurred as the Corporation proceeded to leverage its strong capital position. Increased cash and cash equivalents of $3.0 was primarily attributable to increases in principal payments on loans and investment calls on investment securities due to the low interest rate environment. Such increase in assets was funded through an increase in deposits of $2.4 million or 2.6% and a $14.3 million or 41.2% increase in Federal Home Loan Bank advances. Total stockholders' equity amounted to $15.8 million or 9.83% of total assets at March 31, 1998, compared to equity of $15.6 million or 10.91% of total assets at December 31, 1997. The Corporation paid a quarterly dividend of $.05 per share during the first quarter of 1998 compared to $.03 per share for the same period in 1997.

         The Corporation's nonperforming assets increased $38,000 or 6.2% to $649,000 at March 31, 1998, compared to $611,000 at December 31, 1997. The increase was due to an increase in residential mortgage nonperforming loans.

RESULTS OF OPERATIONS
---------------------

         GENERAL--The Corporation's net income for the quarter ended March 31, 1998 was $153,000 or $.18 per diluted share compared to net income of $204,000 or $.23 per diluted share for the same quarter in the prior year. The $51,000 decrease in net income for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 can be traced primarily to the additional expenses incurred in the opening and operating of (i) our first supermarket branch in October 1997 and (ii) our Elizabeth, Pennsylvania branch office in February 1998. Although the increased costs of these branches have impacted earnings for the short term, management is seeking long term customer growth, which could positively affect future earnings. These factors were the primary component of the non-interest expense increase of $259,000. Net interest income before provision for loan losses increased $174,000 primarily due to the Corporation's efforts to leverage its balance sheet, as discussed above. The annualized return on average assets and return on average equity for the quarter ended March 31, 1998, was .39% and 3.89%, respectively, compared to .65% and 5.34% for the same period of 1997.

         INTEREST INCOME--The Corporation reported interest income of $2.7 million for the three months ended March 31, 1998, as compared to $2.1 million for the three months ended March 31, 1997. The increase of $555,000 or 26.0% for the quarter ended March 31, 1998, compared to the same period in the prior year can be attributed to a $441,000 or 29.5% increase in interest and fees on loans and a $117,000 or 29.0% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans during the first quarter of 1998 were $12.9 million, compared to $4.8 million for the same period in 1997. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the first quarter of 1998 were $100.6 million and $33.2 million, respectively, compared to $80.8 million and $26.0 million, respectively, for the same period in 1997. In addition, the Corporation benefited from earning higher yields on loans receivable. The weighted average yield on loans receivable during the first quarter of 1998 was 7.7% compared to 7.4% for the same period in 1997.

         INTEREST EXPENSE--Interest expense increased $380,000 or 33.0% during the three months ended March 31, 1998 as compared to the same period last year. This increase was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first quarter of 1998 were $92.1 million and $46.3 million, respectively, compared to $85.6 million and $23.2 million, respectively, for the same period in 1997.

         PROVISION FOR LOAN LOSSES--During the three months ended March 31, 1998 the Corporation recorded provisions for losses on loans of $38,000 compared to $17,000 for the comparable period in 1997. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area.

         OTHER INCOME--Other income increased $28,000 or 38.4% for the three months ended March 31, 1998, compared to same period in 1997. The increase was primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $259,000 or 36.5% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase occurred as a result the result of a $138,000 or 38.0% increase in salaries and employee benefits due to approved salary increases, additional employees at our two new branch offices and the addition of compensation expense of $33,000 for the Management Recognition and Retention Plans. Additionally, there was $50,000 increase in other expenses due to higher than previously anticipated public reporting costs and general operating expenses.

         INCOME TAXES--The Corporation incurred a provision for income taxes of $98,000 for the three months ended March 31, 1998, as compared to $125,000 for the same period in the prior year. The decrease of $27,000 in 1998 compared to 1997 was due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation has historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of March 31, 1998, the Corporation had $49.0 million of outstanding advances from the FHLB of Pittsburgh.

During the three months ended March 31, 1998 and 1997, the Corporation's operating activities provided net cash of approximately $390,000 and $212,000, respectively. The primary reasons for the $390,000 net cash provided during the three months ended March 31, 1998 were $153,000 in net income, $69,000 in depreciation of premises and equipment, and a $411,000 increase in other liabilities, which was partially offset by a $289,000 increase in accrued interest receivable. During the three months ended March 31, 1997, the $212,000 net cash provided was the result of $204,000 in net income, $98,000 increase in other liabilities, $85,000 increase in accrued interest payable and $123,000 increase in income taxes payable which was partially offset by a $338,000 increase in accrued interest receivable.

         Net cash used by investing activities was $13.8 million for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Corporation originated $7.9 million in new loans in excess of principal payments received on existing loans and purchased $6.2 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, $1.5 million of held to maturity securities were called and $1.4 million available for sale securities were purchased in the first quarter of 1998. This compares with the three months ended March 31, 1997 when the Corporation had approximately $6.0 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure.

         Net cash provided by financing activities for the three months ended March 31, 1998, was approximately $16.4 million, attributable to increases in core deposits of $2.2 million and increases in net Federal Home Loan Bank advances of $14.3 million. During the same period last year, the Corporation experienced a $11.8 million increase in net cash provided by financing activities primarily due to a $2.5 million increase in core deposits and increases in net Federal Home Loan Bank advances of $8.3 million.

The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 1998, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.99%, 7.99%, and 17.11%, respectively, which substantially exceeded applicable requirements.

                             PRESTIGE BANCORP, INC.

                                     PART II

Item 1.       Legal Proceedings
              -----------------

              Neither the Corporation nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2.       Changes in Securities
              ---------------------

              Not applicable.

Item 3.       Defaults upon Senior Securities
              -------------------------------

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security-Holders
              ---------------------------------------------------

              a) An annual meeting of shareholders of the Corporation was held on April 29, 1998 ("Annual Meeting").

              b)  Not applicable.

              c) There were 914,873 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 790,549 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                  1. Election of directors for a three-year term.

                                                                        For           Withheld
                                                                        ---           --------
                           John A. Stiver..............................784,137         6,412

                           Patricia A. White...........................786,149         4,400

                           Michael R. Macosko..........................788,949         1,600

                  2. Proposal to ratify the appointment of Arthur Andersen LLP as the Corporation's independent auditors for the year ending December 31, 1998.

                           For             Against            Abstain
                           ---             -------            -------
                           787,720         1,225              1,604

                  Each of the proposals was adopted by the shareholders of the Corporation.

              d)  Not applicable.

Item 5.       Other Information
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 PRESTIGE BANCORP, INC.



Dated:  May 15, 1998                             By: /s/ ROBERT S. ZYLA
                                                     -------------------------
                                                     Robert S. Zyla, President



Dated:  May 15, 1998                             By: /s/ JAMES M. HEIN
                                                     -------------------------
                                                     James M. Hein, Controller