Form 10-Q
period 1998-06-30
PRESTIGE BANCORP INC
filed 1998-08-12
CIK 1011145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _______________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                  25-1785128
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or             (I.R.S.Employer
organization)                                             Identification Number)

             710 Old Clairton Road
         Pleasant Hills, Pennsylvania                             15236
------------------------------------------------          ----------------------
    (Address of principal executive office)                     (Zip Code)

                                 (412) 655-1190
              ---------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 1998, there were 1,051,940 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                PAGE
-------       ---------------------                                                                                ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              June 30, 1998 (unaudited) and December 31, 1997                                                         1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended June 30, 1998 and 1997 (unaudited)                                                         2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
              months ended June 30, 1998 and 1997 (unaudited)                                                         3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the six months ended June 30, 1998 and 1997 (unaudited)                                             4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
              months ended June 30, 1998 and 1997 (unaudited)                                                         5

              Notes to Financial Statements (unaudited)                                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          12


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                      16
Item 2.       Changes in Securities                                                                                  16
Item 3.       Defaults upon Senior Securities                                                                        16
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    16
Item 5.       Other Information                                                                                      16
Item 6.       Exhibits and Reports on Form 8-K                                                                       16

SIGNATURES                                                                                                           17
----------

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,                 December 31,
                                                                    1998                       1997
                                                                ------------               ------------
ASSETS                                                           (Unaudited)
------
Cash and due from banks                                         $    904,123               $    927,362
Interest-bearing deposits with banks                               2,772,149                  1,286,099
Investment securities:
  Available for sale                                              11,673,327                 11,017,858
  Held to maturity (market value $32,674,905 and
    $27,870,426, respectively)                                    32,508,648                 27,741,398
Net loans                                                        108,995,533                 96,180,961
Federal Home Loan Bank stock, at cost                              2,498,900                  1,748,900
Premises and equipment, net                                        2,651,473                  2,673,794
Accrued interest receivable                                        1,157,569                  1,033,261
Other assets                                                       1,494,115                    653,077
                                                                ------------               ------------
Total assets                                                    $164,655,837               $143,262,710
                                                                ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Non-interest-bearing deposits                                 $  4,838,135               $  4,000,085
  Interest-bearing deposits                                       92,768,964                 87,155,740
                                                                ------------               ------------
          Total deposits                                          97,607,099                 91,155,825

  Federal Home Loan Bank advances                                 48,977,000                 34,677,000
  Advance payments by borrowers for taxes and insurance              972,095                    856,881
  Income taxes payable                                               160,373                    178,068
  Deferred tax liability                                              55,274                     77,927
  Accrued interest payable                                           213,598                    153,336
  Other liabilities                                                  745,553                    533,862
                                                                ------------               ------------
          Total liabilities                                      148,730,992                127,632,899
                                                                ------------               ------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                              --                         --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 1,107,312 shares issued and
    1,051,940 outstanding;                                         1,100,090                    963,023
  Treasury stock, 55,372 shares, at cost;                           (775,881)                  (775,881)
  Additional paid-in-capital                                      10,710,582                  8,033,296
  Unearned ESOP shares, 81,362 shares at June 30, 1998;
    83,265 at December 31, 1997                                     (707,500)                  (724,050)
  Retained earnings                                                5,531,521                  8,064,202
  Net unrealized holding gains on
    available for sale securities, net of taxes                       66,033                     69,221
                                                                ------------               ------------
          Total stockholders' equity                              15,924,845                 15,629,811
                                                                ------------               ------------
Total liabilities and stockholders' equity                      $164,655,837               $143,262,710
                                                                ============               ============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  June 30,
                                                                   ------------------------------------
                                                                       1998                   1997
                                                                   ----------                ----------
Interest income:
  Interest and fees on loans                                       $2,128,052               $1,647,271
  Interest on mortgage-backed securities                              153,778                  195,601
  Interest and dividends on other investment securities               583,040                  449,266
  Interest on deposits in other financial institutions                 37,447                   10,771
                                                                   ----------               ----------
          Total interest income                                     2,902,317                2,302,909
                                                                   ----------               ----------
Interest expense:
  Interest on deposits                                                963,860                  908,399
  Advances from Federal Home Loan Bank                                694,206                  356,882
                                                                   ----------               ----------
          Total interest expense                                    1,658,066                1,265,281
                                                                   ----------               ----------
          Net interest income                                       1,244,251                1,037,628

Provision for loan losses                                              42,000                   27,000
                                                                   ----------               ----------
          Net interest income after provision for loan losses       1,202,251                1,010,628
                                                                   ----------               ----------
Other income:
   Fees and service charges                                           121,410                   88,854
   Loss on sale of investments                                         (7,200)                      --
   Gain on sale of assets                                              23,256                       --
   Other income, net                                                    5,528                    7,121
                                                                   ----------               ----------
          Total other income                                          142,994                   95,975
                                                                   ----------               ----------
Other expenses:
  Salaries and employee benefits                                      514,294                  364,956
  Premises and occupancy costs                                        131,498                   78,300
  Federal deposit insurance premiums                                   14,480                   14,166
  Data processing costs                                                65,536                   51,116
  Advertising costs                                                    23,851                   26,050
  Transaction processing costs                                         62,643                   47,183
  ATM transaction fees                                                 27,663                   23,434
  Other expenses                                                      183,968                  140,345
                                                                   ----------               ----------
          Total other expenses                                      1,023,933                  745,550
                                                                   ----------               ----------
          Income before income tax expense                            321,312                  316,053

Income tax expense                                                    126,152                  136,681
                                                                   ----------               ----------
Net income                                                         $  195,160               $  224,372
                                                                   ==========               ==========

Basic earnings per share:
  Net income                                                       $     0.20               $     0.23
  Weighted average number of common shares outstanding                969,788                  967,070
Diluted earnings per share:
  Net income                                                       $     0.20               $     0.23
  Weighted average number of common shares outstanding                989,988               $  967,470


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                     1998              1997
                                                                  ----------       ----------
Interest income:
  Interest and fees on loans                                      $4,064,741      $3,143,655
  Interest on mortgage-backed securities                             315,728         407,021
  Interest and dividends on other investment securities            1,103,011         851,804
  Interest on deposits in other financial institutions               106,374          33,713
                                                                  ----------      ----------
          Total interest income                                    5,589,854       4,436,193
                                                                  ----------      ----------
Interest expense:
  Interest on deposits                                             1,891,902       1,761,507
  Advances from Federal Home Loan Bank                             1,298,126         655,390
                                                                  ----------      ----------
          Total interest expense                                   3,190,028       2,416,897
                                                                  ----------      ----------
          Net interest income                                      2,399,826       2,019,296

Provision for loan losses                                             80,000          44,000
                                                                  ----------      ----------
          Net interest income after provision for loan losses      2,319,826       1,975,296
                                                                  ----------      ----------
Other income:
   Fees and service charges                                          216,553         152,388
   Loss on sale of investments                                        (7,200)             --
   Gain on sale of assets                                             23,256              --
   Other income, net                                                  11,821          16,966
                                                                  ----------      ----------
          Total other income                                         244,430         169,354
                                                                  ----------      ----------
Other expenses:
  Salaries and employee benefits                                   1,014,877         727,784
  Premises and occupancy costs                                       247,603         157,783
  Federal deposit insurance premiums                                  28,904          27,918
  Data processing costs                                              127,810          99,350
  Advertising costs                                                   51,579          48,265
  Transaction processing costs                                       122,152          93,401
  ATM transaction fees                                                51,185          44,982
  Other expenses                                                     347,769         254,793
                                                                  ----------      ----------
          Total other expenses                                     1,991,879       1,454,276
                                                                  ----------      ----------
          Income before income tax expense                           572,377         690,374

Income tax expense                                                   224,064         261,660
                                                                  ----------      ----------
Net income                                                        $  348,313      $  428,714
                                                                  ==========      ==========

Basic earnings per share:
  Net income                                                      $     0.36      $     0.43
  Weighted average number of common shares outstanding               969,376         992,260
Diluted earnings per share:
  Net income                                                      $     0.35      $     0.43
  Weighted average number of common shares outstanding               984,678         992,463


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                                     Net Unrealized
                                                                                                      Holding Gains
                                                                                                      (Losses) on
                                                 Additional                   Unearned                Available for
                                    Common        Paid-In       Treasury        ESOP       Retained  Sale Securities
                                    Stock         Capital        Stock         Shares      Earnings    Net of Taxes     Total
                                  ---------------------------------------------------------------------------------------------
Balance, December 31, 1997        $  963,023    $ 8,033,296    ($ 775,881)   ($724,050)   $8,064,202   $  69,221    $15,629,811
   Net income                                                                                348,313                    348,313
   Allocation of 1903
     ESOP shares                                     28,330                     16,550                                   44,880
   Decrease in net
     unrealized holding
     gains on available
     for sale securities,
     net of taxes                                                                                         (3,188)        (3,188)
   Cash dividends declared:
     Common stock ($0.10
     per share on 914,873
     shares)                                                                                 (91,487)                   (91,487)
   Stock dividend declared:
     Common stock (15% per
     share on 914,873
     shares)                         137,067      2,648,956                               (2,786,023)                        --
Cash in lieu of stock
dividend on fractional
     shares                                                                                   (3,484)                    (3,484)
                                  ----------    -----------    ----------    ---------    ----------   ---------    -----------
Balance, June 30, 1998            $1,100,090    $10,710,582    ($ 775,881)   ($707,500)   $5,531,521   $  66,033    $15,924,845
                                  ==========    ===========    ==========    =========    ==========   =========    ===========

Balance, December 31, 1996        $  963,023    $ 8,000,176    $       --    ($755,490)   $7,390,945   ($168,454)   $15,430,200
   Net income                                                                                428,714                    428,714
   Allocation of 1,776
     ESOP shares                                     13,299                     15,450                                   28,749
   Decrease in net unrealized
     holding losses on available
     for sale securities,
     net of taxes                                                                                         53,472         53,472
Cash dividends declared:
   Common stock ($0.03
     per share on 963,023
     shares; $0.03 per share
     on 914,873)                                                                             (56,338)                   (56,338)
Treasury stock purchases,
     48,150 shares                                               (775,881)                                             (775,881)
                                  ----------    -----------    ----------    ---------    ----------   ---------    -----------
Balance, June 30, 1997            $  963,023    $ 8,013,475    ($ 775,881)   ($740,040)   $7,763,321   ($114,982)   $15,108,916
                                  ==========    ===========    ==========    =========    ==========   =========    ===========


NOTE: All numbers of shares have been restated to reflect the stock dividend. (See Note 2.)

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                1998              1997
                                                                            ------------      ------------
Operating activities:
  Net income                                                                $    348,313      $    428,714
                                                                            ------------      ------------
  Adjustments to reconcile net income to net cash
    provided (used)  by operating activities-
      Depreciation of premises and equipment                                     145,088            86,944
      Amortization of premiums and discounts, net                                (19,636)            2,371
      Non cash compensation expense related to MRP Plan                           65,535                --
      Non cash compensation expense related to ESOP benefit                       54,010            38,983
      Loss on sale of mutual funds                                                 7,200                --
      Gain on sale of premises and equipment                                     (37,971)               --
      Provision for loan losses                                                   80,000            44,000
      Increase in other liabilities                                              202,561            17,757
      Increase in accrued interest payable                                        60,262           114,878
      (Decrease) increase in income taxes payable                                (38,222)           68,572
      Increase in accrued interest receivable                                   (124,308)         (197,247)
      (Increase) decrease in other assets                                       (318,998)           29,375
                                                                            ------------      ------------
          Total adjustments                                                       75,521           205,633
                                                                            ------------      ------------
          Net cash provided by operating activities                              423,834           634,347
                                                                            ------------      ------------
Investing activities:
  Loan originations                                                          (32,338,637)      (22,506,830)
  Principal payments on loans                                                 19,444,065         8,168,308
  Principal payments on mortgage-backed securities available for sale            698,744           305,662
  Principal payments on mortgage-backed securities held to maturity              889,230         1,041,765
  Principal payments on investment securities held to maturity                    86,841                --
  Proceeds from calls of held to maturity securities                           2,500,000                --
  Proceeds from sale of available for sale mutual funds                          355,400                --
  Proceeds from calls of available for sale securities                           600,000                --
  Return of capital on investment securities                                         897                --
  Purchases of available for sale securities                                  (2,321,702)         (196,910)
  Purchases of held to maturity investment securities                         (8,225,007)       (6,473,125)
  Proceeds from sale of premises and equipment                                   206,118                --
  Purchases of premises and equipment                                           (290,914)         (242,493)
  Purchase of Federal Home Loan Bank stock                                      (750,000)         (795,200)
                                                                            ------------      ------------
          Net cash used by investing activities                              (19,144,965)      (20,698,823)
                                                                            ------------      ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance            115,214           302,263
  Purchases of MRP shares                                                       (587,575)               --
  Proceeds from Federal Home Loan Bank advances                               18,000,000        49,600,375
  Payments on Federal Home Loan Bank advances                                 (3,700,000)      (33,796,250)
  Net increase in Money Market, NOW and Passbook savings accounts              3,903,493         3,352,187
  Net increase in certificate accounts                                         2,547,781         1,722,300
  Purchases of treasury stock                                                         --          (775,881)
  Cash in lieu of stock dividend on fractional shares                             (3,484)               --
  Common stock cash dividends paid                                               (91,487)          (56,338)
                                                                            ------------      ------------
          Net cash provided by financing activities                           20,183,942        20,348,656
                                                                            ------------      ------------
Net increase in cash and cash equivalents                                      1,462,811           284,180
Cash and cash equivalents at beginning of period                               2,213,461         2,147,678
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                  $  3,676,272      $  2,431,858
                                                                            ============      ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                            $    265,000      $    171,000
    Cash paid during the period for interest on deposits and borrowings        3,129,766         2,302,017
                                                                            ============      ============
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate owned                                  $    250,000      $         --


The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2.  BASIS OF PRESENTATION:
    ----------------------

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The following tables reflect the calculation of earnings per share under SFAS No. 128.

                                                            Three Months Ended
                                                    -----------------------------------
                                                    June 30, 1998         June 30, 1997
                                                    -------------         -------------
Basic earnings per share:
    Net income                                        $195,160               $224,372
    Average shares outstanding                         969,788                967,070
    Earnings per share                                $    .20               $    .23
Diluted earnings per share:
    Net income                                        $195,160               $224,372
    Average shares outstanding                         969,788                967,070
    Stock options                                       20,200                    400
                                                      ---------              ---------
    Diluted average shares outstanding                 989,988                967,470
    Earnings per share                                $    .20               $    .23

                                                             Six Months Ended
                                                    -----------------------------------
                                                    June 30, 1998         June 30, 1997
                                                    -------------         -------------
Basic earnings per share:
    Net income                                        $348,313               $428,714
    Average shares outstanding                         969,376                992,260
    Earnings per share                                $    .36               $    .43
Diluted earnings per share:
    Net income                                        $348,313               $428,714
    Average shares outstanding                         969,376                992,260
    Stock options                                       15,302                    203
                                                      ---------              ---------
    Diluted average shares outstanding                 984,678                992,463
    Earnings per share                                $    .35               $    .43

For the three and six months ended June 30, 1998, options to purchase 1,633 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the periods.

On April 15, 1998 the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable on June 19, 1998. All per share data have been restated to reflect the stock dividend.

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

                                                             Six Months Ended
                                                    -----------------------------------
                                                    June 30, 1998         June 30, 1997
                                                    -------------         -------------
                                                                (unaudited)
Net income                                            $348,313               $428,714
Other comprehensive income, net of tax
  Unrealized holding (loss) gain
      arising during the period                         (3,188)              $ 53,472
                                                      --------               --------
Comprehensive income                                  $345,125               $482,186

3. INVESTMENT SECURITIES:
   ----------------------

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                                    June 30, 1998
                                                             ---------------------------
                                                              Amortized          Market
                                                                 Cost            Value
                                                             -----------      ----------
U.S. government and government
    agency obligations:
       Due within one year                                    $  508,699      $  507,347
       Due after one and within five years                     4,406,379       4,405,475
       Due after five and within ten years                    13,501,638      13,522,069
       Due after ten years                                     6,958,015       6,991,314
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                       443,397         450,204
       Due after five and within ten years                     3,318,784       3,353,451
       Due after ten years                                     2,309,565       2,356,278
Government National Mortgage
    Association (GNMA) certificates due
    after ten years                                            1,062,171       1,088,767
                                                             -----------     -----------
                                                             $32,508,648     $32,674,905
                                                             ===========     ===========

Investment securities available for sale:

                                                                     June 30, 1998
                                                             ---------------------------
                                                                                Market
                                                                 Cost            Value
                                                             -----------     -----------
U.S. government and government
    agency obligations:
       Due within one year                                   $ 2,000,000     $ 1,995,000
       Due after one and within five years                     1,004,660       1,002,775
       Due after five and within ten years                     1,500,979       1,496,720
       Due after ten years                                     2,000,000       2,000,940
Corporate Debentures                                             493,518         491,915
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                                       502,924         501,393
       Due after ten years                                       212,172         221,085
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                          1,109,409       1,091,981
Mutual fund investment                                         1,553,028       1,526,653
Common stock portfolio                                         1,186,518       1,344,865
                                                             -----------     -----------
                                                             $11,563,208     $11,673,327
                                                             ===========     ===========

4. LOANS RECEIVABLE:
   -----------------

Loans receivable are summarized as follows:

                                                                                      June 30,
                                                                                       1998
                                                                                   ------------
Commercial, including commercial secured by real estate                            $ 15,181,679
Construction                                                                          1,919,800
    Less-Undisbursed loan proceeds                                                      272,932
                                                                                   ------------
Total Commercial, including commercial secured by real estate                        16,828,547
                                                                                   ------------

Real estate loans:
    1-4 family                                                                       77,398,831
    Construction                                                                        755,480
                                                                                   ------------
                                                                                     78,154,311
    Less- Undisbursed loan proceeds                                                     221,460
          Deferred loan (costs) / fees                                                  (5,869)
                                                                                   ------------
                                                                                     77,938,720
                                                                                   ------------
Consumer loans:
    Collateral                                                                          552,140
    Automobile                                                                        2,276,670
    Home equity                                                                       9,071,467
    Student                                                                           2,227,943
    Credit cards                                                                        397,065
    Other                                                                               154,915
                                                                                   ------------
                                                                                     14,680,200
                                                                                   ------------
                                                                                    109,447,467
    Less- Allowance for loan losses                                                     451,934
                                                                                   ============
                                                                                   $108,995,533
                                                                                   ============


5. ALLOWANCE FOR LOAN LOSSES:
   --------------------------

Activity with respect to the allowance for loan losses is summarized as follows:

                                                         Six Months Ended
                                                             June 30,
                                                      --------------------
                                                         1998       1997
                                                      ---------   --------

Balance at beginning of period                        $402,964    $306,926
Provision for loan losses                               80,000      44,000
Charge-offs                                            (31,030)     (1,626)
Recoveries                                                   -          60
                                                      =========   ========
Balance at end of period                              $451,934    $349,360
                                                      =========   ========

6. DEPOSITS:
   ---------

The aggregate amount of short-term certificates of deposit, each with a minimum denomination of $100,000, was approximately $6,497,000 at June 30, 1998. The scheduled maturities of the Bank's certificate accounts as of June 30, 1998 are as follows (amounts approximate):

    July 1, 1998 to June 30, 1999                               30,512,951
    July 1, 1999 to June 30, 2000                                8,780,518
    July 1, 2000 to June 30, 2001                                6,548,850
    July 1, 2001 to June 30, 2002                                1,131,515
    July 1, 2002 and thereafter                                  1,377,146
                                                              ------------
                                          TOTAL               $ 48,350,980
                                                              ============

    Certificates of $100,000 or more                          $  6,496,786
                                                              ============

7. INCOME TAXES:
   -------------

The provision for income taxes is as follows:

                                                          Six Months Ended
                                                              June 30,
                                                       ---------------------
                                                        1998          1997
                                                       --------     --------

                 Federal                               $185,088     $212,461
                 State                                   38,976       49,199
                                                       --------     --------
                                                       $224,064     $261,660
                                                       ========     ========

8. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 1998, and December 31, 1997, amounted to $205,813 and $182,175, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of June 30, 1998.

9. CAPITAL STOCK:
   --------------

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $32,000 during the quarter ended June 30, 1998.

The aforementioned approval of the Option Plan made 110,747 options available for grant to employees and others who perform substantial services for the Corporation. As of June 30, 1998, the Corporation has granted 89,885 options. The options are exercisable one year from the grant date in equal installments over a period of five years.
The maximum term of any option granted under the Plan cannot exceed 10 years.

On April 15, 1998 the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable on June 19, 1998.

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


                                                                                           To Be Well Capitalized
                                                                For Capital Adequacy       Under Prompt Corrective
                                         Actual                       Purposes                Action Provisions
                                  --------------------           -------------------        --------------------
                                  Amount         Ratio           Amount        Ratio        Amount         Ratio
                                  ------         -----           ------        -----        ------         -----
Total Capital (to Risk
  Weighted Assets):
          As of
June 30, 1998                     $13,395        16.76%           $6,394        8.0%         $7,993         10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
          As of
June 30, 1998                     $12,943        16.19%           $3,197        4.0%         $4,796          6.0%

Tier 1 Capital (to
  Average Assets):
          As of
June 30, 1998                     $12,943         8.13%           $6,368        4.0%         $7,960          5.0%

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for all fiscal quarters and fiscal years beginning after June 15, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation includes all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), deposits maintained at the Savings Bank and common stock of several savings associations or savings and loan holding companies (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities.

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

         At June 30, 1998, the Corporation's total assets amounted to $164.7 million compared with $143.3 million at December 31, 1997. The $21.4 million or 14.9% increase was primarily due to an increase of $12.8 million or 13.3% in net loans receivable, an increase of $5.4 million or 14.0% in investment securities and an increase in cash and cash equivalents of $1.5 million or 66.1%. The growth in net loans receivable was attributed to increases in commercial business, commercial real estate, and one-to-four family residential real estate loans and growth in investment securities occurred as the Corporation proceeded to leverage its strong capital position. Increased cash and cash equivalents of $1.5 million was primarily attributable to increases in principal payments on loans and investment calls on investment securities due to the low interest rate environment. Such increase in assets was funded through an increase in deposits of $6.5 million or 7.1% and a $14.3 million or 41.2% increase in Federal Home Loan Bank advances. Total stockholders' equity amounted to $15.9 million or 9.67% of total assets at June 30, 1998, compared to equity of $15.6 million or 10.91% of total assets at December 31, 1997. The Corporation paid a quarterly dividend of $.05 per share during the first and second quarter of 1998 compared to $.03 per share for the same periods in 1997.

         On April 30, 1998, Prestige Bank, a Federal Savings Bank (the "Bank") completed the sale of the land and building situated in Bethel Park, Pennsylvania, on which the Bank's Bethel Park branch is located. The Bank has entered into a two year lease with the new owner with three one year options concerning the continued operation of the Bethel Park branch of the bank at such location. The Corporation will recognize a gain of $37,914 on the sale of the property. Such gain will be recognized over three (3) calendar years commencing this year.

         The Corporation's nonperforming assets decreased $40,000 or 6.5% to $571,000 at June 30, 1998, compared to $611,000 at December 31, 1997. The decrease was due to a decrease in residential mortgage nonperforming loans.

RESULTS OF OPERATIONS
---------------------

         GENERAL--The Corporation's net income for the quarter ended June 30, 1998 was $195,000 or $.20 per diluted share compared to net income of $224,000 or $.23 per diluted share for the same quarter in the prior year. The $29,000 decrease in net income for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 can be traced primarily to the additional expenses incurred in the opening and operating of (i) our first supermarket branch in October 1997 and (ii) our Elizabeth, Pennsylvania branch office in February 1998. Although the increased costs of these branches have impacted earnings for the short term, management is seeking long term customer growth, which should positively affect shareholder value. These factors contributed significantly to the increase in other expenses of $278,000. Net interest income before provision for loan losses increased $206,000 primarily due to the Corporation's efforts to leverage its balance sheet, as discussed above and other income increased $47,000. The annualized return on average assets and return on average equity for the quarter ended June 30, 1998, was .47% and 4.91%, respectively, compared to .68% and 5.98% for the same period of 1997.

         The Corporation's net income for the six months ended June 30, 1998 was $348,000 or $.35 per diluted share compared to net income of $429,000 or $.43 per diluted share for the same six months in the prior year. The $81,000 decrease in net income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was primarily caused by the opening and operating of the two new branches discussed above. Other expenses increased $538,000, which was partially offset, by an increase in net interest income before provision for loan losses of $381,000 and an increase in other income of $75,000. The annualized return on average assets and return on average equity for the six months ended June 30, 1998, was .43% and 4.40%, respectively, compared to .67% and 5.65% for the same period of 1997.

         Net income for the quarter ended June 30, 1998 increased $42,000 or $.04 per share when compared to the quarter ended March 31, 1998. The primary reasons for the increase were increases of $88,000 in net interest income before provision for loan losses and other income of $42,000 which was partially offset by an increase in total other expenses of $56,000.

         INTEREST INCOME--The Corporation reported interest income of $2.9 million for the three months ended June 30, 1998, as compared to $2.3 million for the three months ended June 30, 1997. The increase of $599,000 or 26.0% for the quarter ended June 30, 1998, compared to the same period in the prior year can be attributed to a $481,000 or 29.2% increase in interest and fees on loans and a $134,000 or 29.8% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans during the second quarter of 1998 were $17.6 million, compared to $7.0 million for the same period in 1997. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the second quarter of 1998 were $109.5 million and $37.2 million, respectively, compared to $87.3 million and $26.6 million, respectively, for the same period in 1997. In addition, the Corporation benefited from earning higher yields on loans receivable. The weighted average yield on loans receivable during the first quarter of 1998 was 7.8% compared to 7.5% for the same period in 1997.

         The Corporation reported interest income of $5.6 million for the six months ended June 30, 1998, as compared to $4.4 million for the six months ended June 30, 1997. The increase of $1.2 million for the six months ended June 30, 1998, compared to the same period in the prior year can be attributed to a $921,000 or 29.3% increase in interest and fees on loans and a $251,000 or 29.5% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans during the first six months of 1998 were $15.2 million, compared to $5.9 million for the same period in 1997. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the six months of 1998 were $105.1 million and $35.2 million, respectively, compared to $84.1 million and $26.3 million, respectively, for the same period in 1997. In addition, the Corporation benefited from earning higher yields on loans receivable. The weighted average yield on loans receivable during the first six months of 1998 was 7.7% compared to 7.5% for the same period in 1997.

         INTEREST EXPENSE--Interest expense increased $393,000 or 31.1% during the three months ended June 30, 1998 as compared to the same period last year. This increase was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the second quarter of 1998 were $96.8 million and $49.6 million, respectively, compared to $88.2 million and $26.8 million, respectively, for the same period in 1997. The weighted average interest rate on interest-bearing liabilities during the second quarter of 1998 was 4.5% compared to 4.4% for the same period in 1997.

         Interest expense increased $773,000 or 32.0% during the six months ended June 30, 1998 as compared to the same period last year. This increase was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first six months of 1998 were $94.5 million and $48.0 million, respectively, compared to $86.9 million and $25.0 million, respectively, for the same period in 1997. The weighted average interest rate on interest-bearing liabilities during the first six months of 1998 was 4.5% compared to 4.3% for the same period in 1997.

         PROVISION FOR LOAN LOSSES--During the three months and six months ended June 30, 1998 the Corporation recorded provisions for losses on loans of $42,000 and $80,000, respectively, compared to $27,000 and $44,000 for the comparable periods in 1997. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area.

         OTHER INCOME--Other income increased $47,000 or 49.0% and $75,000 or 44.4% for the three months and six months ended June 30, 1998, respectively, compared to same periods in 1997. The increases were primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $278,000 or 37.3% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. The increase occurred as a result of a $149,000 or 40.8% increase in salaries and employee benefits due to approved salary increases, additional employees at our two new branch offices and additional compensation expense for the Management Recognition and Retention Plans. Additionally, there was a $44,000 increase in other expenses due to higher consulting expenses, as the Corporation has outsourced some job functions, and increased general operating expenses.

         Total other expenses increased $538,000 or 37.0% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The increase occurred as a result of a $287,000 or 39.4% increase in salaries and employee benefits due to approved salary increases, additional employees at our two new branch offices and additional compensation expense of $48,000 for the Management Recognition and Retention Plans. Additionally, there was a $93,000 increase in other expenses due to higher consulting expenses, as the Corporation has outsourced some job functions, and increased general operating expenses.

         INCOME TAXES--The Corporation incurred a provision for income taxes of $126,000 and $224,000 for the three and six months ended June 30, 1998, respectively, as compared to $137,000 and $262,000 for the same periods in the prior year. Such decreases for 1998 as compared to 1997 were due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of June 30, 1998, the Corporation had $49.0 million of outstanding advances from the FHLB of Pittsburgh.

         During the six months ended June 30, 1998 and 1997, the Corporation's operating activities provided net cash of approximately $424,000 and $634,000, respectively. The primary reasons for the $424,000 net cash provided during the six months ended June 30, 1998 were $348,000 in net income, $145,000 in depreciation of premises and equipment, and a $203,000 increase in other liabilities, which was partially offset by a $124,000 and $319,000 increase in accrued interest receivable and other assets, respectively. During the six months ended June 30, 1997, the $634,000 net cash provided was the result of $429,000 in net income and a $115,000 increase in accrued interest payable which was partially offset by a $197,000 increase in accrued interest receivable.

         Net cash used by investing activities was $19.1 million for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Corporation originated $12.9 million in new loans in excess of principal payments received on existing loans and purchased $8.2 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, $2.5 million of held to maturity securities were called and $2.3 million available for sale securities were purchased in the first six months of 1998. This compares with net cash used by investing activities of $20.7 million for the six months ended June 30, 1997. The primary reasons for the $20.7 million net cash used by investing activities was the Corporation had approximately $14.3 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure.

         Net cash provided by financing activities for the six months ended June 30, 1998, was $20.2 million, attributable to increases in core deposits and certificates of $6.5 million and increases in net Federal Home Loan Bank advances of $14.3 million. During the same period last year, the Corporation experienced a $20.3 million increase in net cash provided by financing activities primarily due to a $5.1 million increase in core deposits and certificates and increases in net Federal Home Loan Bank advances of $15.8 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 1998, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.93%, 7.93%, and 16.76%, respectively, which substantially exceeded applicable requirements.

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

              Not applicable

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




                                                PRESTIGE BANCORP, INC.



Dated:  August 12, 1998                         By: /s/ ROBERT S. ZYLA
                                                    ------------------
                                                    Robert S. Zyla, President



Dated:  August 12, 1998                         By: /s/ JAMES M. HEIN
                                                    -----------------
                                                    James M. Hein, Controller