Form 10-Q
period 1998-09-30
PRESTIGE BANCORP INC
filed 1998-11-12
CIK 1011145

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                             ---------------   --------------

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                25-1785128
-------------------------------                ----------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                 Identification Number)

       710 Old Clairton Road
     Pleasant Hills, Pennsylvania                         15236
---------------------------------------                 ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 1998, there were 949,836 shares of the registrant's common stock outstanding, par value $1.00 per share.


================================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                           PAGE
-------   ---------------------                                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
          September 30, 1998 (unaudited) and December 31, 1997                                              1

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
          months ended September 30, 1998 and 1997 (unaudited)                                              2

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the nine
          months ended September 30, 1998 and 1997 (unaudited)                                              3

          Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
          for the nine months ended September 30, 1998 and 1997 (unaudited)                                 4

          Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
          months ended September 30, 1998 and 1997 (unaudited)                                              5

          Notes to Consolidated Financial Statements (unaudited)                                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                    12


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                                                18
Item 2.   Changes in Securities                                                                            18
Item 3.   Defaults upon Senior Securities                                                                  18
Item 4.   Submission of Matters to a Vote of Security-Holders                                              18
Item 5.   Other Information                                                                                18
Item 6.   Exhibits and Reports on Form 8-K                                                                 18

SIGNATURES                                                                                                 19
----------

                             PRESTIGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                 1998                1997
                                                                             -------------       ------------
                                                                              (Unaudited)
ASSETS
------
Cash and due from banks                                                      $     904,578      $     927,362
Interest-bearing deposits with banks                                             4,726,274          1,286,099
Investment securities:
  Available for sale                                                             6,893,782         11,017,858
  Held to maturity (market value $32,406,292 and
    $27,870,426, respectively)                                                  32,042,129         27,741,398
Net loans                                                                      117,367,477         96,180,961
Federal Home Loan Bank stock, at cost                                            2,548,900          1,748,900
Premises and equipment, net                                                      2,651,421          2,673,794
Accrued interest receivable                                                      1,351,832          1,033,261
Other assets                                                                     1,496,956            653,077
                                                                             -------------      -------------
Total assets                                                                 $ 169,983,349      $ 143,262,710
                                                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Non-interest-bearing deposits                                              $   4,986,334      $   4,000,085
  Interest-bearing deposits                                                     97,167,495         87,155,740
                                                                             -------------      -------------
          Total deposits                                                       102,153,829         91,155,825

  Federal Home Loan Bank advances                                               50,977,000         34,677,000
  Advance payments by borrowers for taxes and insurance                            709,606            856,881
  Income taxes payable                                                             162,135            178,068
  Accrued interest payable                                                         218,124            153,336
  Other liabilities                                                                502,860            611,789
                                                                             -------------      -------------
          Total liabilities                                                    154,723,554        127,632,899
                                                                             -------------      -------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                                            --                 --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 1,100,090 shares issued and
    999,826 outstanding;                                                         1,100,090            963,023
  Treasury stock at cost, 107,969 shares at September 30, 1998;
   55,372 at December 31, 1997                                                  (1,492,020)          (775,881)
  Additional paid-in-capital                                                    10,720,808          8,033,296
  Unearned ESOP shares, 81,610 shares at September 30, 1998;
    83,265 at December 31, 1997                                                   (707,500)          (724,050)
  Retained earnings - substantially restricted                                   5,687,228          8,064,202
  Net unrealized holding gains (losses) on
    available for sale securities, net of taxes                                    (48,811)            69,221
                                                                             -------------      -------------
          Total stockholders' equity                                            15,259,795         15,629,811
                                                                             -------------      -------------
Total liabilities and stockholders' equity                                   $ 169,983,349      $ 143,262,710
                                                                             =============      =============

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  -----------      -----------
Interest income:
  Interest and fees on loans                                      $ 2,255,981      $ 1,804,706
  Interest on mortgage-backed securities                              135,718          187,896
  Interest and dividends on other investment securities               581,360          451,033
  Interest on deposits in other financial institutions                 48,624           23,483
                                                                  -----------      -----------
          Total interest income                                     3,021,683        2,467,118
                                                                  -----------      -----------
Interest expense:
  Interest on deposits                                              1,020,171          938,687
  Advances from Federal Home Loan Bank                                696,374          462,048
                                                                  -----------      -----------
          Total interest expense                                    1,716,545        1,400,735
                                                                  -----------      -----------
          Net interest income                                       1,305,138        1,066,383

Provision for loan losses                                              42,000           30,000
                                                                  -----------      -----------
          Net interest income after provision for loan losses       1,263,138        1,036,383
                                                                  -----------      -----------
Other income:
   Fees and service charges                                           135,024           80,363
   Loss on sale of investments                                         (6,311)          (3,200)
   Gain on sale of assets                                               2,995               --
   Loss on sale of foreclosed real estate                              (8,500)              --
   Other income, net                                                    2,775            6,367
                                                                  -----------      -----------
          Total other income                                          125,983           83,530
                                                                  -----------      -----------
Other expenses:
  Salaries and employee benefits                                      502,552          403,344
  Premises and occupancy costs                                        140,645           81,096
  Federal deposit insurance premiums                                   14,469           14,190
  Data processing costs                                                67,179           49,121
  Advertising costs                                                    40,724           28,710
  Transaction processing costs                                         63,538           47,467
  ATM transaction fees                                                 28,799           24,037
  Other expenses                                                      191,146          146,795
                                                                  -----------      -----------
          Total other expenses                                      1,049,052          794,760
                                                                  -----------      -----------
          Income before income tax expense                            340,069          325,153

Income tax expense                                                    131,740          123,189
                                                                  -----------      -----------
Net income                                                        $   208,329      $   201,964
                                                                  ===========      ===========

Basic earnings per share:
  Net income                                                      $      0.22      $      0.21
  Weighted average number of common shares outstanding                958,313          967,009
Diluted earnings per share:
  Net income                                                      $      0.22      $      0.21
  Weighted average number of common shares outstanding                963,872      $   969,148


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  -----------      -----------
Interest income:
  Interest and fees on loans                                      $ 6,320,723      $ 4,948,361
  Interest on mortgage-backed securities                              451,446          594,917
  Interest and dividends on other investment securities             1,684,370        1,302,837
  Interest on deposits in other financial institutions                154,999           57,196
                                                                  -----------      -----------
          Total interest income                                     8,611,538        6,903,311
                                                                  -----------      -----------
Interest expense:
  Interest on deposits                                              2,912,073        2,700,194
  Advances from Federal Home Loan Bank                              1,994,501        1,117,438
                                                                  -----------      -----------
          Total interest expense                                    4,906,574        3,817,632
                                                                  -----------      -----------
          Net interest income                                       3,704,964        3,085,679

Provision for loan losses                                             122,000           74,000
                                                                  -----------      -----------
          Net interest income after provision for loan losses       3,582,964        3,011,679
                                                                  -----------      -----------
Other income:
   Fees and service charges                                           351,578          232,751
   Loss on sale of investments                                        (13,511)          (3,200)
   Gain on sale of assets                                              26,250               --
   Loss on sale of foreclosed real estate                              (8,500)              --
   Other income, net                                                   14,596           23,333
                                                                  -----------      -----------
          Total other income                                          370,413          252,884
                                                                  -----------      -----------
Other expenses:
  Salaries and employee benefits                                    1,517,429        1,131,128
  Premises and occupancy costs                                        388,248          238,879
  Federal deposit insurance premiums                                   43,374           42,108
  Data processing costs                                               194,989          148,471
  Advertising costs                                                    92,302           76,975
  Transaction processing costs                                        185,690          140,868
  ATM transaction fees                                                 79,984           69,019
  Other expenses                                                      538,915          401,588
                                                                  -----------      -----------
          Total other expenses                                      3,040,931        2,249,036
                                                                  -----------      -----------
          Income before income tax expense                            912,446        1,015,527

Income tax expense                                                    355,804          384,849
                                                                  -----------      -----------
Net income                                                        $   556,642      $   630,678
                                                                  ===========      ===========

Basic earnings per share:
  Net income                                                      $      0.58      $      0.64
  Weighted average number of common shares outstanding                965,648          983,751
Diluted earnings per share:
  Net income                                                      $      0.57      $      0.64
  Weighted average number of common shares outstanding                977,690          984,506


   The accompanying notes are an integral part of these financial statements.

                                                             PRESTIGE BANCORP, INC.
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                   (Unaudited)
                                                                               Additional                        Unearned
                                                               Common           Paid-In         Treasury           ESOP
                                                                Stock           Capital           Stock            Shares
                                                              ----------      -----------      ------------      ----------
Balance, December 31, 1997                                    $  963,023      $ 8,033,296      ($  775,881)      ($724,050)
   Net income
   Allocation of 1,903 ESOP shares                                                 38,556                           16,550
   Decrease in net unrealized holding gains on
   available for sale securities, net of taxes
   Cash dividends declared:
     Common stock ( $0.10 per share on 914,873
     shares; $.05 per share on 1,052,423 shares)
   Stock dividend declared:
     Common stock ( 15% per share on 914,873
     shares)                                                     137,067        2,648,956
Cash in lieu of stock
Treasury stock purchases, 52,597 shares                                                           (716,139)
                                                              ----------      -----------      -----------       ---------
Balance, September 30, 1998                                   $1,100,090      $10,720,808      ($1,492,020)      ($707,500)
                                                              ==========      ===========      ===========       =========

Balance, December 31, 1996                                    $  963,023      $ 8,000,176      $        --       ($755,490)
   Net income
   Allocation of 1,776 ESOP shares                                                 21,760                           15,450
   Increase in net unrealized losses on
   available for sale securities, net of taxes
Cash dividends declared:
   Common stock ( $0.03 per share on 963,023
   shares;$0.06 per share on 914,873)
Treasury stock purchases, 48,150 shares                                                           (775,881)
                                                              ----------      -----------      -----------       ---------
Balance, September 30, 1997                                   $  963,023      $ 8,021,936      ($  775,881)      ($740,040)
                                                              ==========      ===========      ===========       =========



                                                                              Net Unrealized
                                                                              Holding Gains
                                                                               (Losses) on
                                                                            Available for Sale
                                                                Retained         Securities,
                                                                Earnings        Net of Taxes           Total
                                                              -----------   -------------------    -------------
Balance, December 31, 1997                                    $ 8,064,202         $  69,221        $ 15,629,811
   Net income                                                     556,642                               556,642
   Allocation of 1,903 ESOP shares                                                                       55,106
   Decrease in net unrealized holding gains on
   available for sale securities, net of taxes                                     (118,032)           (118,032)
   Cash dividends declared:
     Common stock ( $0.10 per share on 914,873
     shares; $.05 per share on 1,052,423 shares)                 (144,109)                             (144,109)
   Stock dividend declared:
     Common stock ( 15% per share on 914,873
     shares)                                                   (2,786,023)                                   --
Cash in lieu of stock                                              (3,484)                               (3,484)
Treasury stock purchases, 52,597 shares                                                                (716,139)
                                                              -----------         ---------        ------------
Balance, September 30, 1998                                   $ 5,687,228         ($ 48,811)       $ 15,259,795
                                                              ===========         =========        ============

Balance, December 31, 1996                                    $ 7,390,945         ($168,454)       $ 15,430,200
   Net income                                                     630,678                               630,678
   Allocation of 1,776 ESOP shares                                                                       37,210
   Increase in net unrealized losses on
   available for sale securities, net of taxes                                      206,133             206,133
Cash dividends declared:
   Common stock ( $0.03 per share on 963,023
   shares;$0.06 per share on 914,873)                             (83,784)                              (83,784)
Treasury stock purchases, 48,150 shares                                                                (775,881)
                                                              -----------         ---------        ------------
Balance, September 30, 1997                                   $ 7,937,839         $  37,679        $ 15,444,556
                                                              ===========         =========        ============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                 1998               1997
                                                                             ------------       ------------
Operating activities:
  Net income                                                                 $    556,642       $    630,678
  Adjustments to reconcile net income to net cash                                      --                 --
    provided (used)  by operating activities-
      Depreciation of premises and equipment                                      223,480            131,768
      Amortization of premiums and discounts, net                                 (17,759)             6,066
      Non cash compensation expense related to MRP Plan                            99,835             54,871
      Non cash compensation expense related to ESOP benefit                        77,076             60,284
      Loss on sale of mutual funds                                                 14,700              3,200
      Gain on sale of premises and equipment                                      (37,971)                --
      Provision for loan losses                                                   122,000             74,000
      (Decrease) increase in other liabilities                                    (52,972)            45,994
      Increase (decrease) in accrued interest payable                              64,788            (26,829)
      (Decrease) increase in income taxes payable                                 (51,978)           120,840
      Increase in accrued interest receivable                                    (318,571)          (385,107)
      (Increase) decrease in other assets                                        (295,333)            20,116
                                                                             ------------       ------------
          Total adjustments                                                      (172,505)           105,203
                                                                             ------------       ------------
          Net cash provided by operating activities                               384,137            735,881
                                                                             ------------       ------------
Investing activities:
  Loan originations                                                           (48,921,937)       (30,476,102)
  Principal payments on loans                                                  27,613,421         13,737,870
  Principal payments on mortgage-backed securities available for sale           1,159,786            422,012
  Principal payments on mortgage-backed securities held to maturity             1,336,875          1,442,231
  Principal payments on investment securities held to maturity                    105,319                 --
  Proceeds from calls of held to maturity securities                            3,500,000                 --
  Proceeds from sale of available for sale mutual funds                           660,500            101,000
  Proceeds from calls of available for sale securities                          4,600,000                 --
  Return of capital on investment securities                                          897                 --
  Purchases of available for sale securities                                   (2,506,812)          (211,747)
  Purchases of held to maturity investment securities                          (9,227,081)        (6,473,125)
  Maturities of investment securities held to maturity                                 --          2,000,000
  Proceeds from sale of premises and equipment                                    206,118                 --
  Purchases of premises and equipment                                            (369,254)          (541,419)
  Purchase of Federal Home Loan Bank stock                                       (800,000)          (805,000)
                                                                             ------------       ------------
          Net cash used by investing activities                               (22,642,168)       (20,804,280)
                                                                             ------------       ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance            (147,275)           (84,301)
  Purchases of MRP shares                                                        (611,575)                --
  Proceeds from Federal Home Loan Bank advances                                21,000,000         79,307,500
  Payments on Federal Home Loan Bank advances                                  (4,700,000)       (62,607,500)
  Net increase in Money Market, NOW and Passbook savings accounts               5,239,552          4,008,340
  Net increase in certificate accounts                                          5,758,452          2,236,249
  Purchases of treasury stock                                                    (716,139)          (775,881)
  Cash in lieu of stock dividend on fractional shares                              (3,484)                --
  Common stock cash dividends paid                                               (144,109)           (83,784)
                                                                             ------------       ------------
          Net cash provided by financing activities                            25,675,422         22,000,623
                                                                             ------------       ------------
Net increase in cash and cash equivalents                                       3,417,391          1,932,224
Cash and cash equivalents at beginning of period                                2,213,461          2,147,678
                                                                             ------------       ------------
Cash and cash equivalents at end of period                                   $  5,630,852       $  4,079,902
                                                                             ============       ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                             $    405,000       $    261,000
    Cash paid during the period for interest on deposits and borrowings         4,841,785          3,729,582
                                                                             ============       ============
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate owned                                   $    250,000       $         --



   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1. THE CORPORATION:
-------------------

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc. (the Corporation), a Pennsylvania corporation.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)) at $10.00 a share. Simultaneously there was a corresponding exchange of all the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds was retained by the Corporation net of $770,410 which was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:
--------------------------

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

                                                                 Three Months Ended
                                                    ----------------------------------------------
                                                    September 30, 1998          September 30, 1997
                                                    ------------------          ------------------
Basic earnings per share:
    Net income                                            $208,329                    $201,964
    Average shares outstanding                             958,313                     967,009
    Earnings per share                                    $    .22                    $    .21
Diluted earnings per share:
    Net income                                            $208,329                    $201,964
    Average shares outstanding                             958,313                     967,009
    Stock options                                            5,559                       2,139
                                                          --------                    --------
    Diluted average shares outstanding                     963,872                     969,148
    Earnings per share                                    $    .22                    $    .21

                                                                 Nine Months Ended
                                                    -=--------------------------------------------
                                                    September 30, 1998          September 30, 1997
                                                    ------------------          ------------------
Basic earnings per share:
    Net income                                            $556,642                    $630,678
    Average shares outstanding                             965,648                     983,751
    Earnings per share                                    $    .58                    $    .64

Diluted earnings per share:
    Net income                                            $556,642                    $630,678
    Average shares outstanding                             965,648                     983,751
    Stock options                                           12,042                         755
                                                          --------                    --------
    Diluted average shares outstanding                     977,690                     984,506
    Earnings per share                                    $    .57                    $    .64


For the three and nine months ended September 30, 1998, options to purchase 1,633 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the periods.

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

                                                        Nine Months Ended
                                             -----------------------------------------
                                             September 30, 1998     September 30, 1997
                                             ------------------     ------------------
Net income                                      $ 565,642                 $630,678
Other comprehensive income, net of tax
  Unrealized holding (loss) gain
      arising during the period                 $(118,032)                $206,133
                                                ---------                 --------
Comprehensive income                            $ 447,610                 $836,811

3. INVESTMENT SECURITIES:
-------------------------

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                              September 30, 1998
                                                      ----------------------------------
                                                      Amortized                Market
                                                         Cost                   Value
                                                      -----------            -----------
U.S. government and government
    agency obligations:
       Due within one year                            $   499,954            $   500,625
       Due after one and within five years              4,013,344              4,074,113
       Due after five and within ten years             13,998,554             14,084,899
       Due after ten years                              6,843,443              6,897,022
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after one and within five years                377,096                382,466
       Due after five and within ten years              3,147,737              3,234,522
       Due after ten years                              2,157,420              2,201,776
Government National Mortgage
    Association (GNMA) certificates due
    after ten years                                     1,004,581              1,030,869
                                                      ===========            ===========
                                                      $32,042,129            $32,406,292
                                                      ===========            ===========

Investment securities available for sale:

                                                              September 30, 1998
                                                      ----------------------------------
                                                      Amortized                Market
                                                         Cost                   Value
                                                      -----------            -----------
U.S. government and government
    agency obligations:
       Due after one and within five years            $1,004,084            $1,015,640
       Due after five and within ten years             1,500,560             1,505,935
Corporate Debentures                                     493,572               484,795
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                               122,142               121,805
       Due after ten years                               211,041               219,313
Federal National Mortgage Association
    (FNMA) certificates due after one and
    within five years                                  1,031,615             1,024,290
Mutual fund investment                                 1,257,660             1,254,414
Common stock portfolio                                 1,354,396             1,267,590
                                                      ==========            ==========
                                                      $6,975,070            $6,893,782
                                                      ==========            ==========

4. LOANS RECEIVABLE:
--------------------

Loans receivable are summarized as follows:

                                                                         September 30,
                                                                             1998
                                                                         -------------
Commercial, including commercial secured by real estate                  $  22,520,304
Construction                                                                 1,214,800
    Less- Undisbursed loan proceeds                                            887,231
          Deferred loan fees                                                    47,877
                                                                         -------------
Total Commercial, including commercial secured by real estate               22,799,996
                                                                         -------------

Real estate loans:
    1-4 family                                                              79,427,071
    Construction                                                             1,051,021
                                                                         -------------
                                                                            80,478,092
    Less- Undisbursed loan proceeds                                            857,197
          Deferred loan (costs)                                                (34,359)
                                                                         -------------
                                                                            79,655,254
Consumer loans:
    Collateral                                                                 577,205
    Automobile                                                               2,260,349
    Home equity                                                              9,741,704
    Student                                                                  2,226,852
    Credit cards                                                               403,259
    Other                                                                      171,066
    Less- Deferred loan (costs)                                                (17,594)
                                                                         -------------
                                                                            15,398,029
                                                                         -------------
                                                                           117,853,279
    Less- Allowance for loan losses                                            485,802
                                                                         =============
                                                                         $ 117,367,477
                                                                         =============


5. ALLOWANCE FOR LOAN LOSSES:
-----------------------------

Activity with respect to the allowance for loan losses is summarized as follows:

                                              Nine Months Ended
                                                 September 30,
                                          --------------------------
                                            1998             1997
                                          ---------        ---------
Balance at beginning of period            $ 402,964        $ 306,926
Provision for loan losses                   122,000           74,000
Charge-offs                                 (39,162)          (8,446)
Recoveries                                       --              100
                                          =========        =========
Balance at end of period                  $ 485,802        $ 372,580
                                          =========        =========

6. DEPOSITS:
------------

The scheduled maturities of the Bank's certificate accounts as of September 30, 1998 are as follows (amounts approximate):

    October 1, 1998 to September 30, 1999                  $31,903,096
    October 1, 1999 to September 30, 2000                   10,320,589
    October 1, 2000 to September 30, 2001                    6,240,467
    October 1, 2001 to September 30, 2002                    1,248,703
    October 1, 2002 and thereafter                           1,848,796
                                                           ===========
                                          TOTAL            $51,561,651
                                                           ===========

    Certificates of $100,000 or more                       $ 7,691,298
                                                           ===========


7. INCOME TAXES:
----------------

The provision for income taxes is as follows:

                                              Nine Months Ended
                                                September 30,
                                           ---------------------
                                             1998         1997
                                           --------     --------
               Federal                     $292,708     $313,068
               State                         63,096       71,781
                                           ========     ========
                                           $355,804     $384,849
                                           ========     ========

8. RELATED PARTY TRANSACTIONS:
------------------------------

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 1998, and December 31, 1997, amounted to $243,328 and $182,175, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of September 30, 1998.

9. CAPITAL STOCK:
-----------------

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $34,000 during the quarter ended September 30, 1998.

The aforementioned approval of the Option Plan made 110,747 options available for grant to employees and others who perform substantial services for the Corporation. As of September 30, 1998, the Corporation has granted 89,885 options. The options are exercisable one year from the grant date in equal installments over a period of five years and as of September 30, 1998 there have been 483 shares exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On April 15, 1998 the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable on June 19, 1998.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:
---------------------------------------------

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its strong risk based capital ratios, the Corporation believes that the Savings Bank does not have to deduct any amount from capital for interest-rate risk (amounts in thousands).

                                                                              To Be Well Capitalized
                                                     For Capital Adequacy    Under Prompt Corrective
                                    Actual                  Purposes           Action Provisions
                             ------------------      --------------------    -----------------------
                              Amount     Ratio        Amount       Ratio       Amount        Ratio
                             --------   -------      --------     -------    ----------    ---------
Total Capital (to Risk
  Weighted Assets):
          As of
September 30, 1998           $13,654     15.87%        >$6,885     >8.0%        >$8,606       >10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
          As of
September 30, 1998           $13,168     15.30%        >$3,442     >4.0%        >$5,164        >6.0%

Tier 1 Capital (to
  Average Assets):
          As of
September 30, 1998           $13,168      8.14%        >$6,474     >4.0%        >$8,092        >5.0%


11. FUTURE ACCOUNTING STANDARDS:
--------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation includes all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), deposits maintained at the Savings Bank and common stock of mostly savings associations or savings and loan holding companies (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities.

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

         At September 30, 1998, the Corporation's total assets amounted to $170.0 million compared with $143.3 million at December 31, 1997. The $26.7 million or 18.6% increase was primarily due to an increase of $21.2 million or 22.0% in net loans receivable and an increase in cash and cash equivalents of $3.4 million or 154.4%. The growth in net loans receivable was attributed to an increase in commercial business and commercial real estate of $11.7 million or 104.9%, an increase of $7.0 million or 9.6% in one-to-four family residential real estate loans, and an increase of $2.6 million or 20.4% in consumer loans. Increased cash and cash equivalents of $3.4 million was primarily attributable to increases in principal payments on loans and investment calls on investment securities due to the low interest rate environment. Such increase in assets was funded through an increase in deposits of $11.0 million or 12.1% and a $16.3 million or 47.0% increase in Federal Home Loan Bank advances. Total stockholders' equity amounted to $15.3 million or 8.98% of total assets at September 30, 1998, compared to equity of $15.6 million or 10.91% of total assets at December 31, 1997. The $370,000 decrease in stockholders' equity was the result of the Corporation's repurchase of 5.0% or 52,597 shares of its common stock and quarterly dividends paid which was partially offset by net income during the period. The Corporation paid a quarterly dividend of $.05 per share during the first, second and third quarters of 1998 compared to $.03 per share for the same periods in 1997.

         The Corporation's nonperforming assets increased $61,000 or 10.0% to $672,000 at September 30, 1998, compared to $611,000 at December 31, 1997. The increase was due to an increase in one-to-four family real estate owned which was partially offset by a decrease in nonperforming loans.

RESULTS OF OPERATIONS
---------------------

         GENERAL--The Corporation's net income for the quarter ended September 30, 1998 was $208,000 or $.22 per diluted share compared to net income of $202,000 or $.21 per diluted share for the same quarter in the prior year. The $6,000 or 3.0% increase in net income for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was primarily the result of $239,000 or 22.4% in net interest income before provision for loan losses and an increase in other income of $42,000 or 50.0% which was partially offset by an increase in total other expenses of $254,000 or 31.9%. The annualized return on average assets and return on average equity for the quarter ended September 30, 1998, was .49% and 5.30%, respectively, compared to .59% and 5.27% for the same period of 1997.

         The Corporation's net income for the nine months ended September 30, 1998 was $557,000 or $.58 per diluted share compared to net income of $631,000 or $.64 per diluted share for the same nine months in the prior year. The $74,000 decrease in net income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 can be traced primarily to the additional expenses incurred in the opening and operating of (i) our first supermarket branch in October 1997 and (ii) our Elizabeth, Pennsylvania branch office in February 1998. Although the increased costs of these branches have impacted earnings for the short term, management is seeking long term customer growth, which should positively affect shareholder value. These factors contributed significantly to the increase in other expenses of $792,000. Net interest income before provision for loan losses increased $620,000 primarily due to the Corporation's efforts to leverage its balance sheet, as discussed above, and other income increased $117,000. The annualized return on average assets and return on average equity for the nine months ended September 30, 1998, was .46% and 4.70%, respectively, compared to .64% and 5.53% for the same period of 1997.

         Net income for the quarter ended September 30, 1998 increased $13,000 or $.02 per diluted share when compared to the quarter ended June 30, 1998. The primary reasons for the increase were increases of $61,000 in net interest income before provision for loan losses which was partially offset by an increase in total other expenses of $25,000 and a decrease in other income of $17,000.

         INTEREST INCOME--The Corporation reported interest income of $3.0 million for the three months ended September 30, 1998, as compared to $2.5 million for the three months ended September 30, 1997. The increase of $555,000 or 22.5% for the quarter ended September 30, 1998, compared to the same period in the prior year can be attributed to a $451,000 or 25.0% increase in interest and fees on loans and a $130,000 or 28.8% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans during the third quarter of 1998 were $20.6 million, compared to $9.0 million for the same period in 1997. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the third quarter of 1998 were $114.8 million and $35.3 million, respectively, compared to $93.2 million and $26.1 million, respectively, for the same period in 1997. In addition, the Corporation benefited from earning higher yields on loans receivable. The weighted average yield on loans receivable during the third quarter of 1998 was 7.9% compared to 7.7% for the same period in 1997.

         The Corporation reported interest income of $8.6 million for the nine months ended September 30, 1998, as compared to $6.9 million for the nine months ended September 30, 1997. The increase of $1.7 million for the nine months ended September 30, 1998, compared to the same period in the prior year can be attributed to a $1.4 million or 27.7% increase in interest and fees on loans and a $381,000 or 29.2% increase in interest and dividends on other investment securities as the Corporation continued to leverage its capital by expanding its loan and investment portfolios. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans during the first nine months of 1998 were $17.0 million, compared to $6.9 million for the same period in 1997. The average balances on loans receivable and investment securities, net of mortgage backed securities, during the nine months of 1998 were $108.3 million and $35.3 million, respectively, compared to $87.1 million and $26.2 million, respectively, for the same period in 1997. In addition, the Corporation benefited from earning higher yields on loans receivable. The weighted average yield on loans receivable during the first nine months of 1998 was 7.8% compared to 7.6% for the same period in 1997.

         INTEREST EXPENSE--Interest expense increased $316,000 or 22.6% during the three months ended September 30, 1998 as compared to the same period last year. This increase was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the third quarter of 1998 were $101.3 million and $49.6 million, respectively, compared to $89.8 million and $31.3 million, respectively, for the same period in 1997. The weighted average interest rate on interest-bearing liabilities during the third quarter of 1998 was 4.6% compared to 4.6% for the same period in 1997.

         Interest expense increased $1.1 million or 28.5% during the nine months ended September 30, 1998 as compared to the same period last year. This increase was primarily due to growth in average interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first nine months of 1998 were $96.7 million and $48.5 million, respectively, compared to $87.9 million and $27.1 million, respectively, for the same period in 1997. The weighted average interest rate on interest-bearing liabilities during the first nine months of 1998 was 4.5% compared to 4.4% for the same period in 1997.

         PROVISION FOR LOAN LOSSES--During the three months and nine months ended September 30, 1998 the Corporation recorded provisions for losses on loans of $42,000 and $122,000, respectively, compared to $30,000 and $74,000, respectively, for the comparable periods in 1997. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area.

         OTHER INCOME--Other income increased $42,000 or 50.0% and $117,000 or 46.2% for the three months and nine months ended September 30, 1998, respectively, compared to same periods in 1997. The increases were primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $254,000 or 31.9% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. The increase occurred as a result of a $100,000 or 24.8% increase in salaries and employee benefits due to additional employees at our two new branch offices, approved salary increases, and additional compensation expense for the Management Recognition and Retention Plans. Additionally, there was a $60,000 and $44,000 increase in premises and occupancy costs and other expenses, respectively. These increases were primarily due to higher depreciation expenses associated with furniture and equipment needed for the expansion of the corporate office and the two new branch locations, higher consulting expenses, as the Corporation has outsourced some job functions, and increased general operating expenses.

         Total other expenses increased $792,000 or 35.2% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The increase occurred as a result of a $386,000 or 34.1% increase in salaries and employee benefits due to additional employees at our two new branch offices, approved salary increases, and additional compensation expense of $45,000 for the Management Recognition and Retention Plans. Additionally, there was a $149,000 and $137,000 increase in premises and occupancy costs and other expenses, respectively. These increases were primarily due to higher depreciation expenses associated with furniture and equipment needed for the expansion of the corporate office and the two new branch locations, higher consulting expenses, as the Corporation has outsourced some job functions, and increased general operating expenses.


         INCOME TAXES--The Corporation incurred a provision for income taxes of $132,000 for the three months ended September 30, 1998 as compared to $123,000 for the same period in the prior year. Such increase for 1998 as compared to 1997 was due to an increase in taxable income.

         The Corporation incurred a provision for income taxes of $356,000 for the nine months ended September 30, 1998 as compared to $385,000 for the same period in the prior year. Such decrease for 1998 as compared to 1997 was due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of September 30, 1998, the Corporation had $51.0 million of outstanding advances from the FHLB of Pittsburgh.

         During the nine months ended September 30, 1998 and 1997, the Corporation's operating activities provided net cash of approximately $384,000 and $736,000, respectively. The primary reasons for the $384,000 net cash provided during the nine months ended September 30, 1998 were $557,000 in net income, $223,000 in depreciation of premises and equipment, and a $65,000 increase in accrued interest payable, which was partially offset by a $319,000 and $295,000 increase in accrued interest receivable and other assets, respectively. During the nine months ended September 30, 1997, the $736,000 net cash provided was the result of $631,000 in net income, $132,000 in depreciation of premises and equipment, and a $121,000 increase in income taxes payable, which was partially offset by a $385,000 increase in accrued interest receivable.

         Net cash used by investing activities was $22.6 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Corporation originated $21.3 million in new loans in excess of principal payments received on existing loans and purchased $9.2 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, $3.5 million of held to maturity securities and $4.6 million of available for sale securities were called and $2.5 million available for sale securities were purchased in the first nine months of 1998. This compares with net cash used by investing activities of $20.8 million for the nine months ended September 30, 1997. The primary reasons for the $20.8 million net cash used by investing activities was the Corporation had originated $16.7 million in new loans in excess of principal payments received on existing loans and purchased $6.5 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, a $2.0 million held to maturity security was called in the third quarter of 1997.

         Net cash provided by financing activities for the nine months ended September 30, 1998, was $25.7 million, attributable to increases in core deposits and certificates of $11.0 million and increases in net Federal Home Loan Bank advances of $16.3 million. During the same period last year, the Corporation experienced a $22.0 million increase in net cash provided by financing activities primarily due to a $6.2 million increase in core deposits and certificates and increases in net Federal Home Loan Bank advances of $16.7 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 1998, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.81%, 7.81%, and 15.87%, respectively, which substantially exceeded applicable requirements.

YEAR 2000 ISSUES.
-----------------

         The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. In addition, many such products and systems could experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is commonly substituted for the phrase "Year 2000."

         Although Prestige Bancorp is unable at this time to assess the possible impact on its results of operations, liquidity, or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT systems and products that it uses or that third parties with which it has material relationships use, management does not believe at the current time that the cost of remediating the Company's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES.
----------------------------------------------------------

         Prestige Bancorp and Prestige Bank began a process in 1997 assigned an individual to begin investigating the issues. It was determined that Prestige Bank relies on external processing vendors for all of its mission critical core application processing and that its approach would be based on the five-phase approach recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The Board of Directors and senior management were apprised of the Year 2000 issues.

         In 1997, a Y2K team was formed consisting of the President, Chief Financial Officer and two employees of Prestige Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, elevators, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of Prestige Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of Prestige Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet. Most products and services that we receive are Year 2000 ready or are scheduled to be Year 2000 ready well in advance of the millennium. A few products will not be Year 2000 ready and these have been replaced or are scheduled to be replaced in late 1998 or early 1999. Prestige Bank continues to monitor its suppliers of products and services to ensure their Year 2000 readiness. Contingency plans have been received from individual areas of Prestige Bank and will be combined into an overall bank wide plan.

         Prestige Bank has developed a testing plan that includes documentation for each vendor or product tested. The testing of Prestige Bank's PCs and networks is near completion. Core applications systems are to be tested for compliancy by the first quarter of 1999. Prestige Bank has also volunteered to participate in the ATM network testing. All remaining issues of serious consequence will be tested by late 1998 through early 1999 with final testing of all issues planned to be completed by mid-1999. Contingency plans will be implemented as needed.

         Although Prestige Bancorp's estimates for total Year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, Prestige Bancorp estimates that expenditures for the Year 2000 issues will not have a material impact on Prestige Bancorp's financial condition, liquidity or results of operation.

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




                                         PRESTIGE BANCORP, INC.



Dated:  November 12, 1998                By: /s/ Robert S. Zyla
                                             -------------------------
                                             Robert S. Zyla, President



Dated:  November 12, 1998                By: /s/ James M. Hein
                                             -------------------------
                                             James M. Hein, Controller