Form 10-K
period 1998-12-31
PRESTIGE BANCORP INC
filed 1999-03-24
CIK 1011145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of
      1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes   X    No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     As of March 19, 1999, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $10.0 million. This figure is based on the reported closing bid in the NASDAQ system of $13.125 per share of the Registrant's Common Stock as of March 19, 1999. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 19, 1999, there were outstanding 996,964 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Parts I, Item I, II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999 (Part I).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  PRESTIGE BANCORP, INC.

     Prestige Bancorp, Inc. (the "Company") was organized as a corporation under the laws of the Commonwealth of Pennsylvania in March 1996 at the direction of the Board of Directors of Prestige Bank, a Federal Savings Bank (the "Savings Bank") for the purpose of acquiring all of the capital stock to be issued by the Savings Bank in a conversion under and pursuant to the applicable rules and regulations of the Office of Thrift Supervision, Department of the U.S. Treasury (the "OTS") of the charter of the Savings Bank from a federal mutual chartered savings association to a federal stock chartered savings association (the "Conversion"). The Company has received the approval of the OTS to be a savings and loan holding company.

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 1998, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP") and debt and equity investments of $1.4 million, and deposits maintained at the Savings Bank. The Company has no significant liabilities. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 1998, the Company had total consolidated assets of $177.4 million, total consolidated deposits of $109.7 million, total consolidated liabilities (including deposits) of $162.6 million and total consolidated equity of $14.8 million.

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

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 5 full-service offices located in Allegheny and Washington Counties, Pennsylvania. At December 31, 1998, the Savings Bank had total assets of $175.9 million, total deposits of $110.0 million, total liabilities (including deposits) of $162.9 million and total equity of $12.9 million. In February 1998, the Savings Bank opened its fifth branch office in Elizabeth Township, Pennsylvania.

     The Savings Bank's lending operations follow the traditional pattern of a savings association by primarily emphasizing the origination of one-to-four family residential loans for portfolio retention. However, since 1996, the Savings Bank has begun to expand its loan products by promoting other types of lending in order to meet its customer demands. These include commercial loans, commercial real estate loans, construction loans, and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans, cash collateral personal loans and unsecured personal loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. Deposit services offered by the Savings Bank include passbook savings accounts, tiered money market savings accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit with a minimum maturity of 6 months and a maximum maturity of 5 years. The Savings Bank does not utilize the services of deposit brokers.

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 1998, by loan category and investment securities are shown on page 12 of the 1998 Annual Report to Shareholders.

The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31, 1998 is shown on page 3 of the 1998 Annual Report to Shareholders. The amounts of the various deposit products of the Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 1998 is shown on pages 35, 36 and 37 of the 1998 Annual Report to Shareholders.

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

     The Savings Bank operates five automated teller machines ("ATMs"), one at each of the branch offices. The Savings Bank is affiliated with a regional ATM network.

     The Savings Bank ended 1998 with a staff of 52 employees that comprised of 43 full-time and 9 part-time employees. Full-time equivalent employees averaged 47 in 1998.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, the University of Pittsburgh, PNC Bank Corp. and Mellon Bank Corp. With the contraction of the steel industry in the Pittsburgh area over the last 25 years, the number of manufacturing jobs in the Pittsburgh area has declined as well as the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels, which are expected to decline.

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

     The recent economic conditions in the Savings Bank's market area and the increase in competitors has resulted in a reduction in eligible mortgage loans which meet the underwriting criteria of the Savings Bank. This factor, together with the directive of management to increase commercial and consumer loans, has led to change in the composition of loan origination by the Savings Bank. Loan originations for one-to-four family residential mortgages constituted $17.1 million for 1996, or 64.3% of all loan origination for such year, compared to loan origination for one-to-four family residential mortgages of $25.7 million for 1998, or 38.9% of all loan origination for such year.

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

     Commercial banks and thrift institutions have recently experienced increasing consolidation. In the event of a downturn in the economy or competitive pressures resulting from increasing consolidation, the Savings Bank may experience reduced demand for mortgage loans. Interstate branch banking is now permitted under Federal law subject to certain restrictions. Such interstate branch banking will result in increased competition for deposits. The Savings Bank may have difficulty attracting deposits in an environment of economic downturn, increased consolidation or interstate branch banking. To date, the Savings Bank has not experienced increased competition from an out-of-state financial institution that has established a new branch in the Greater Pittsburgh area. Management of the Savings Bank and the Company cannot predict if out-of-state financial institutions will choose to open new branches in the primary market of the Savings Bank.

YEAR 2000 ISSUES

     The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problems, and the acronym "Y2K" is common substituted for the phrase "Year 2000."

     Although the Company is unable at this time to assess the possible impact on its results of operations liquidity or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT system and products that is uses or that third parties with which it has material relationship use, management does not believe at the current time that the cost of remediating the Company's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

     The Company and the Savings Bank began a process in 1997 that assigned an individual to begin investigating the Y2K issues. It was determined that the Savings Bank relies on external processing vendors for all of its mission critical core application processing and that its approach would be based on the five-phase approach recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The Board of Directors and senior management were apprised of the Year 2000 issues.

     In 1997, a Y2K team was formed consisting of the President, Chief Financial Officer and two employees of the Savings Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of the Savings Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of the Savings Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet. Most products and services that the Company and the Savings Bank receive are Year 2000 ready or are scheduled to be Year 2000 ready well in advance of the millennium. A few products will not be Year 2000 ready and these have been replaced or are scheduled to be replaced in early 1999. The Savings Bank continues to monitor its suppliers of products and services to ensure their Year 2000 readiness. Contingency plans have been received from individual areas of the Savings Bank and will be combined into an overall bank wide plan.

     The Savings Bank has developed a testing plan that includes documentation for each vendor or product tested. The testing of the Savings Bank's PCs and networks is near completion. Core applications systems are to be tested for compliance by the first quarter of 1999. All remaining issues of serious consequence will be tested by early 1999 with final testing of all issues planned to be completed by mid-1999.

     In the event that the Company's and its service providers' systems would not handle the date changeover, the impact on the Company is at this point uncertain. However, the Company's Y2K contingency plan would be enacted, which would include evaluating the entire situation and contacting key personnel on January 1, 2000, off-line manual postings of all transactions that are currently done by our service provider, and detailed procedures to all personnel in dealing with Y2K potential problems. This contingency plan will be tested and reviewed throughout 1999 and modified where appropriate.

     The Company's costs associated with Year 2000 include various costs for replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Company's personnel time, the Company estimates that the total Year 2000 project costs will not exceed $131,000 (pre-tax). As of December 31, 1998, the Company estimates that it has incurred $103,000 in connection with its Y2K project plan. Most of these incurred costs related to capital acquisitions and accordingly the capital related costs have been capitalized.

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

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Savings Bank was in compliance with the above restrictions.

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

     Restrictions on Dividends from Subsidiary Savings Bank. Every subsidiary savings association must give the Director of the OTS not less than thirty days notice of the proposed declaration by the board of directors of such savings association of a dividend on the stock of such savings association held by its parent holding company. Thus, the Savings Bank must notify the OTS thirty days before declaring any dividend to the Company. The Savings Bank fully complied with this notice requirement and paid a dividend of $400,000 to the Company on November 30, 1998.

     Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     General. The Savings Bank is subject to examination and comprehensive regulation by the OTS which is the Savings Bank's chartering authority. The Savings Bank is also regulated by the FDIC, the administrator of the SAIF that provides insurance for the deposits of the Savings Bank. The Savings Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the FHLB of Pittsburgh, which is one of the 12 regional banks comprising the Federal Home Loan Bank System (the "FHLB System").

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1998, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.8 million that was below the Savings Bank's loans to one borrower limit of $1.9 million at such date.

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

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Savings Bank maintained 88.49% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

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

     Liquidity. On November 24, 1997, the OTS published its final rule on changes to liquidity requirement calculations in order to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. Under the new rule, the Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than 4.0% of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions. The rule eliminates a separate limit that required each savings institution to maintain an average daily balance of short-term liquid assets equal to 1.0% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 1998 was 48.09%, which exceeded the new applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's overall asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 1998, 1997 and 1996 totaled $45,000, $36,000 and $30,000, respectively.

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

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If the director does not take action, the FDIC has authority to take such action under certain circumstances.

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

     The Federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Safety and Soundness Guidelines") and a final rule which implements the safety and soundness standards established by FDICIA. The Safety and Soundness Guidelines and the final rule set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Safety and Soundness Guidelines address internal controls and information systems: internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. [The agencies also adopted a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Safety and Soundness Guidelines.] If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Safety and Soundness Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

     The capital standards require core capital (as defined above) equal to at least 3% of adjusted total assets (as defined by regulation). As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Savings Bank had no intangibles that would affect the application of these tests.

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

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Savings Bank is exempt from the interest rate risk component due to the institution's net size and risk-based capital level.

     At December 31, 1998, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see page 38 of the 1998 Annual Report to Shareholders. For further information on the application of the interest rate risk component, see pages 9, 10 and 11 of the 1998 Annual Report.

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

     As of December 31, 1998, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier I risk-based capital ratio of 6% or more, and a leverage capital ratio of [5.0% or more]), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rates varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ended December 31, 1998, the insurance fund assessment paid by the Savings Bank was 6.45 basis points.

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

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998, of $2.5 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB to the Savings Bank amounted to $158,000, $89,000 and $46,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

FEDERAL AND STATE TAXATION

     General. The Company and the Savings Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Internal Revenue Code (the "Code") which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

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

     Bad Debt Reserves. With a limited exception, effective for taxable years beginning after 1995, the Small Business Job Protection Act of 1996 (the "1996 Act") repealed the reserve method of accounting for bad debts by savings institutions. The reserve method permitted savings institutions to establish reserves for bad debts and to make annual additions thereto that qualified as deductions from taxable income for federal tax purposes. Prior to the effective date of repeal, the bad debt deduction was generally based on a savings institution's actual loss experience (the "Experience Method") or, if certain definitional tests relating to the composition of assets and the nature of its business were met, by reference to a percentage of the savings institution's taxable income (the "Percentage Method").

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

     The 1996 Act mandates that a savings institution required to change its method of computing reserves for bad debts shall take into income ratably over a six taxable year period its "applicable excess reserve", commencing with the first taxable year beginning after 1995. Under a special rule that is applicable only for taxable years that begin after December 31, 1995 and before January 1, 1998, if a savings institution meets the "residential loan requirement" for a taxable year, the recapture of the applicable excess reserve that would otherwise be required to be taken into account will be suspended. The effect of this is that all savings institutions will be required to recapture their applicable excess reserves within six, seven or eight years after the effective date of the change. The Savings Bank will meet the residential loan requirement if, for a taxable year, the principal amount of residential loans made by it are generally not less than the average principal amount of residential loans made by it during the six most recent taxable years beginning before January 1, 1996.

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. The Savings Bank had maintained the applicable residential loan requirement; and this recapture commenced with the taxable year that began January 1, 1998. As of December 31, 1998, the Savings Bank had an applicable excess reserve balance remaining of approximately $107,000. Approximately $21,300 will be recaptured on an annual basis over the next five fiscal years.

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

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 1998. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

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

     Federal Income Tax Returns. The Company's and the Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 1997 (a consolidated Federal income tax return has been filed by the Company and the Savings Bank for the taxable year ended December 31, 1996; and a consolidated return for the Company and the Savings Bank will be filed for each tax year commencing on and after January 1, 1997). The Company and the Savings Bank's corporate income tax returns have been examined by the IRS through December 31, 1997. There were no material findings.

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

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

STATISTICAL DISCLOSURE BY SAVINGS AND LOAN HOLDING COMPANIES

     Information regarding statistical disclosure for a savings and loan holding company required by the Securities Act Industry Guide 3 is set forth in the portions of the 1998 Annual Report which are incorporated herein by reference.

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          Information required by this section is presented on pages 12 and 13 of the 1998 Annual Report and is incorporated herein by reference.

     II.  Investment Portfolio.

          Information required by this section is presented on pages 30 through 35 of the 1998 Annual Report and is incorporated herein by reference.

     III.  Loan Portfolio.

           Information required by this section is presented on pages 19 through 30 of the 1998 Annual Report and is incorporated herein by reference.

     IV.  Summary of Loan Loss Experience.

          Information required by this section is presented on pages 26 through 30 of the 1998 Annual Report and is incorporated herein by reference.

     V.   Deposits.

          Information required by this section is presented on pages 35 through 37 of the 1998 Annual Report and is incorporated herein by reference.

     VI.  Return on Equity and Assets.

          Information required by this section is presented on pages 3 through 4 of the 1998 Annual Report and is incorporated herein by reference.

     VII.  Short-Term Borrowing.

           Information required by this section is presented on page 37 of the 1998 Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

                 NAME                     AGE            POSITION WITH REGISTRANT
                 ----                     ---            ------------------------
John A. Stiver........................    54     Chief Executive Officer
Robert S. Zyla........................    51     President
Patricia A. White.....................    52     Vice President, Secretary and Treasurer
James M. Hein.........................    35     Controller

     John A. Stiver is Chairman of the Board of the Company and has performed such duties since 1995. Effective as of December 30, 1998, Mr. Stiver was appointed Chief Executive Officer of the Company. Mr. Stiver has been a member of the Board of Directors of the Savings Bank since 1986. Each of Robert S. Zyla, Patricia A. White and James M. Hein were elected to their respective positions in connection with the Conversion. After the Annual Meeting of the shareholders of the Company, the Board of Directors of the Company has a reorganization meeting and elects the executive officers of the Company. The positions held by the executive officers of the Savings Bank during the past five years are as follows:

              NAME                    TERM             POSITION WITH SAVINGS BANK
              ----                    ----             --------------------------
John A. Stiver..................    1994-1998    Chief Executive Officer(1)
Robert S. Zyla..................    1994-1998    President and Treasurer(2)
Patricia A. White...............    1994-1998    Executive Vice President and Secretary
James M. Hein...................    1994-1998    Controller and Chief Financial
                                                 Officer(3)

---------

(1) John A. Stiver is Chairman of the Board of the Savings Bank and has performed such duties since 1995. Effective as of December 30, 1998, Mr. Stiver was appointed Chief Executive Officer of the Company.

(2) Mr. Zyla assumed the additional title of Treasurer on January 18, 1995.

(3) Mr. Hein assumed the additional title of Chief Financial Officer on January 17, 1996.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 1998.

                                                         NET BOOK VALUE     AMOUNT OF
          DESCRIPTION/ADDRESS            LEASED/OWNED      OF PROPERTY      DEPOSITS
          -------------------            ------------      -----------      --------
                                                         (IN THOUSANDS)
Corporate and Main Office:
---------------------------------------
710 Old Clairton Road                       Owned            $1,148          $41,610
Pleasant Hills, Pennsylvania 15236

Branch Offices:
---------------------------------------
543 Brownsville Road                        Owned            $  430          $39,410
Mt. Oliver, Pennsylvania 15210
6257 Library Road                           Leased              N/A          $21,357
Bethel Park, Pennsylvania 15102
125 West Beau Street                        Leased              N/A          $ 2,444
Washington, Pennsylvania 15301
603 Scenery Drive                           Leased              N/A          $ 4,877
Elizabeth Township, Pennsylvania 15037

     The Savings Bank completed the expansion and remodeling of the Corporate Headquarters of the Company and the Savings Bank in January 1998. The total cost of this project was $616,000.

     In April 1996, the Savings Bank exercised its option to purchase a parcel of land in Bethel Park, Pennsylvania located within 3/4 of a mile of the current Bethel Park branch office of the Savings Bank. The purchase price for this parcel was $250,000. The current book value of this property is $265,717. The Company and the Savings Bank are currently exploring the development of this property. Management is considering the construction of an office building on this parcel. No final decision has been made to start this project.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 1998, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pages 2-5 of the 1998 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 3-5 of the 1998 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 6-19 of the 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 9-11 of the 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS

     Pages 40-67 of the 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 4-8 of the Registrant's definitive Proxy Statement dated March 24, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to pages 9-14 of the Registrant's definitive Proxy Statement dated March 24, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 2-7 of the Registrant's definitive Proxy Statement dated March 24, 1999.

ITEM 13. CERTAIN TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference to pages 13-14 and pages 24 and 25 of the Registrant's definitive Proxy Statement dated March 24, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     The following information appearing in the Registrant's 1998 Annual Report to Shareholders for the year ended December 31, 1998 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                PAGES IN
ANNUAL REPORT SECTION                                         ANNUAL REPORT
---------------------                                         -------------
Independent Auditors' Report                                         40
Consolidated Balance Sheets                                          41
Consolidated Statements of Income                                    42
Consolidated Statements of Stockholders' Equity                      43
Consolidated Statements of Cash Flows                                44
Notes to Consolidated Financial Statements                        45-67

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

        3.2        Bylaws of Prestige Bancorp, Inc.                  *             Not Applicable

        4          Rights of Security Holders                      *****           Not Applicable

       10.1        1997 Recognition and Retention Plan and          ***            Not Applicable
                   Trust for Officers, Directors and
                   Employees**

       10.2        1997 Stock Option Plan for Officers,             ***            Not Applicable
                   Directors and Employees**

       10.3        Employment Agreement among the Company,           *             Not Applicable
                   the Savings Bank and Robert Zyla,
                   Patricia A. White and James M. Hein,
                   dated June 27, 1996**

       10.4        Loan Documents with FHLB of Pittsburgh          10.4           (filed with SEC;
                                                                                 copy available from
                                                                                 Company on request)

                                                                                    PAGE # WHERE
                                                                                  ATTACHED EXHIBITS
                                                               REFERENCE TO      ARE LOCATED IN THIS
                                                              PRIOR FILING OR     FORM 10-K REPORT
  REGULATION S-K                                              EXHIBIT NUMBER      OR THE INTEGRATED
  EXHIBIT NUMBER                  DOCUMENT                    ATTACHED HERETO       ANNUAL REPORT
  --------------                  --------                    ---------------       -------------
       10.5        Employment Agreement among the Company,         10.5           (filed with SEC,
                   the Savings Bank and John A. Stiver                           copy available from
                   dated as of December 30, 1998**                               Company on request)

       11          Statement re: Computation of Per Share          ****          Pages 47-48 of the
                   Earnings                                                      1998 Annual Report

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

 **** The Annual Report for 1998 is included as part of this integrated filing of 1998 Annual Report to Shareholders and Form 10-K Report.

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

  (b) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1999
                                               PRESTIGE BANCORP, INC.

                                               By:     /s/ JOHN A. STIVER
                                                   -----------------------------
                                                       John A. Stiver
                                                    Chief Executive Officer
                                                   and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ JOHN A. STIVER                                        /s/ MICHAEL R. MACOSKO
-----------------------------------                  --------------------------------------------
John A. Stiver,                                      Michael R. Macosko
Chief Executive Officer and                          Director
Chairman of the Board of Directors                   Date: March 24, 1999
(Principal Executive Officer)
Date: March 24, 1999

      /s/ ROBERT S. ZYLA                                        /s/ MARK R. SCHOEN
-----------------------------------                  --------------------------------------------
Robert S. Zyla                                       Mark R. Schoen
President and Director                               Director
Date: March 24, 1999                                 Date: March 24, 1999

      /s/ PATRICIA A. WHITE                                     /s/ CHARLES P. MCCULLOUGH
-----------------------------------                  --------------------------------------------
Patricia A. White                                    Charles P. McCullough
Treasurer, Secretary and Director                    Director
Date: March 24, 1999                                 Date: March 24, 1999

      /s/ MARTIN W. DOWLING                                     /s/ JAMES M. HEIN
-----------------------------------                  --------------------------------------------
Martin W. Dowling                                    James M. Hein
Director                                             Controller
Date: March 24, 1999                                 (Principal Financial and Accounting Officer)
                                                     Date: March 24, 1999