Form 10-Q
period 1999-03-31
PRESTIGE BANCORP INC
filed 1999-05-03
CIK 1011145

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to _______________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                              25-1785128
         -------------------------------               ---------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

             710 Old Clairton Road
           Pleasant Hills, Pennsylvania                      15236
           ----------------------------                      -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 1999, there were 996,964 shares of the registrant's common stock outstanding, par value $1.00 per share.

===============================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                 PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 1999 (unaudited) and December 31, 1998                                                        1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 1999 and 1998 (unaudited)                                                        2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 1999 and 1998 (unaudited)                                          3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 1999 and 1998 (unaudited)                                                        4

              Notes to Consolidated Financial Statements (unaudited)                                                  5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          11


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                      16
Item 2.       Changes in Securities                                                                                  16
Item 3.       Defaults upon Senior Securities                                                                        16
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    16
Item 5.       Other Information                                                                                      16
Item 6.       Exhibits and Reports on Form 8-K                                                                       16

SIGNATURES                                                                                                           17

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,            December 31,
                                                                             1999                   1998
                                                                         -------------         -------------
ASSETS                                                                    (Unaudited)
------
Cash and due from banks                                                  $     754,491         $     975,202
Interest-bearing deposits with banks                                         7,385,286             9,177,755
Investment securities:
  Available for sale                                                        11,264,912             9,907,260
  Held to maturity (market value $24,190,860 and
    $25,598,337, respectively)                                              24,296,206            25,478,289
Net loans                                                                  128,568,942           123,916,834
Federal Home Loan Bank stock, at cost                                        2,548,900             2,548,900
Premises and equipment, net                                                  2,656,185             2,634,609
Accrued interest receivable                                                  1,216,982             1,116,560
Deferred tax asset                                                             177,985                90,359
Other assets                                                                 1,357,297             1,528,216
                                                                         -------------         -------------
Total assets                                                             $ 180,227,186         $ 177,373,984
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Non-interest-bearing deposits                                          $   5,446,823         $   5,731,447
  Interest-bearing deposits                                                108,973,259           103,966,675
                                                                         -------------         -------------
          Total deposits                                                   114,420,082           109,698,122

  Federal Home Loan Bank advances                                           48,977,000            50,977,000
  Advance payments by borrowers for taxes and insurance                      1,034,021             1,023,230
  Income taxes payable                                                         262,064               172,086
  Accrued interest payable                                                     225,049               234,442
  Other liabilities                                                            478,200               509,199
                                                                         -------------         -------------
          Total liabilities                                                165,396,416           162,614,079
                                                                         -------------         -------------
Stockholders' Equity:
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized, none issued                                        --                    --
  Common stock, $1.00 par value; 10,000,000
    shares authorized, 1,162,313 shares issued at March 31, 1999;
    1,100,090 shares issued at December 31, 1998                             1,162,313             1,100,090
  Treasury stock at cost: 165,349 and 157,476 shares at
    March 31, 1999 and December 31, 1998, respectively                      (2,161,243)           (2,161,243)
  Additional paid-in-capital                                                11,565,143            10,727,677
  Unearned ESOP shares: 83,362 and 79,393 shares at
    March 31, 1999 and December 31, 1998, respectively                        (690,380)             (690,380)
  Retained earnings - substantially restricted                               5,076,155             5,826,182
  Accumulated other comprehensive income                                      (121,218)              (42,421)
                                                                         -------------         -------------
          Total stockholders' equity                                        14,830,770            14,759,905
                                                                         -------------         -------------
Total liabilities and stockholders' equity                               $ 180,227,186         $ 177,373,984
                                                                         =============         =============

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        1999              1998
                                                                     -----------       ----------

Interest income:
  Interest and fees on loans                                         $2,445,202        $1,936,689
  Interest on mortgage-backed securities                                189,817           161,950
  Interest and dividends on other investment securities                 351,640           519,971
  Interest on deposits in other financial institutions                  114,727            68,927
                                                                     ----------        ----------
          Total interest income                                       3,101,386         2,687,537
                                                                     ----------        ----------
Interest expense:
  Interest on deposits                                                1,086,123           928,042
  Advances from Federal Home Loan Bank                                  690,778           603,920
                                                                     ----------        ----------
          Total interest expense                                      1,776,901         1,531,962
                                                                     ----------        ----------
          Net interest income                                         1,324,485         1,155,575

Provision for loan losses                                                90,000            38,000
                                                                     ----------        ----------
          Net interest income after provision for loan losses         1,234,485         1,117,575
                                                                     ----------        ----------
Other income:
   Fees and service charges                                             161,517            95,143
   Gain on sale of investments                                           39,250                --
   Gain on sale of assets                                                 1,995                --
   Other income, net                                                      3,398             6,293
                                                                     ----------        ----------
          Total other income                                            206,160           101,436
                                                                     ----------        ----------
Other expenses:
  Salaries and employee benefits                                        568,179           500,583
  Premises and occupancy costs                                          145,613           116,105
  Federal deposit insurance premiums                                     15,544            14,424
  Data processing costs                                                  63,446            62,274
  Advertising costs                                                      25,762            27,728
  Transaction processing costs                                           76,656            59,509
  ATM transaction fees                                                   31,626            23,522
  Other expenses                                                        184,625           163,801
                                                                     ----------        ----------
          Total other expenses                                        1,111,451           967,946
                                                                     ----------        ----------
          Income before income tax expense                              329,194           251,065

Income tax expense                                                      124,786            97,912
                                                                     ----------        ----------
Net income                                                           $  204,408        $  153,153
                                                                     ==========        ==========

Basic earnings per share:
  Net income                                                         $     0.22        $     0.15
  Weighted average number of common shares outstanding                  913,971         1,017,623
Diluted earnings per share:
  Net income                                                         $     0.22        $     0.15
  Weighted average number of common shares outstanding                  914,577         1,028,402


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                 Common
                                                                 Stock                            Additional
                                            Comprehensive      $1.00 par         Treasury          Paid-in           Unearned
                                               Income             value            Stock            Capital         ESOP Shares
                                            ------------      -------------     ------------     -------------     ------------


BALANCE, December 31, 1998                                    $  1,100,090      $ (2,161,243)     $ 10,727,677     $   (690,380)

     Allocation of 1,070 ESOP shares                                    --                --             7,145               --

     Cash dividends declared:
       Common stock ($.06 per share)                                    --                --                --               --

     Stock dividend declared:
       Common stock (5% per share)                                  62,223                --           830,321               --

      Cash in lieu of stock                                             --                --                --               --

     Net income                             $    204,408                --                --                --               --

     Net unrealized losses on available
       for sale securities, net of tax          (103,152)               --                --                --               --
       of $68,768

     Reclassification adjustment for
       gains realized in net income net
       of tax of $14,895                          24,355

                                            ------------
     Comprehensive income                   $    125,611
                                            ============      ------------      ------------     ------------      ------------
BALANCE, March 31, 1999                                       $  1,162,313      $ (2,161,243)    $ 11,565,143      $   (690,380)
                                                              ============      ============     ============      ============


BALANCE, December 31, 1997                                    $    963,023      $   (775,881)    $  8,033,296      $   (724,050)

     Allocation of 999 ESOP shares                                      --                --           11,954                --

     Cash dividends declared:
       Common stock ($.04 per share)                                    --                --               --                --

     Net income                             $    153,153                --                --               --                --

     Net unrealized gains on available
       for sale securities, net of tax            31,398                --                --               --                --
       of $20,932
                                            ------------

     Comprehensive income                   $    184,551
                                            ============      ------------      ------------     ------------      ------------
BALANCE, March 31, 1998                                       $    963,023      $   (775,881)    $  8,045,250      $   (724,050)
                                                              ============      ============     ============      ============


                                                                Accumulated
                                                                   Other
                                                Retained        Comprehensive
                                                Earnings           Income             Total
                                              ------------      -------------      ----------


BALANCE, December 31, 1998                    $  5,826,182       $   (42,421)     $ 14,759,905

     Allocation of 1,070 ESOP shares                    --                --             7,145

     Cash dividends declared:
       Common stock ($.06 per share)               (56,990)               --           (56,990)

     Stock dividend declared:
       Common stock (5% per share)                (892,544)               --                --

      Cash in lieu of stock                         (4,901)               --            (4,901)

     Net income                                    204,408                --           204,408

     Net unrealized losses on available
       for sale securities, net of tax                  --          (103,152)         (103,152)
       of $68,768

     Reclassification adjustment for
       gains realized in net income net
       of tax of $14,895                                              24,355            24,355


     Comprehensive income
                                              ------------      ------------      ------------
BALANCE, March 31, 1999                       $  5,076,155      $   (121,218)     $ 14,830,770
                                              ============      ============      ============


BALANCE, December 31, 1997                    $  8,064,202      $     69,221      $ 15,629,811

     Allocation of 999 ESOP shares                      --                --            11,954

     Cash dividends declared:
       Common stock ($.04 per share)               (45,744)               --           (45,744)

     Net income                                    153,153                --           153,153

     Net unrealized gains on available
       for sale securities, net of tax                  --            31,398            31,398
       of $20,932


     Comprehensive income
                                              ------------      ------------      ------------
BALANCE, March 31, 1998                       $  8,171,611      $    100,619      $ 15,780,572
                                              ============      ============      ============


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         -----------------------------------
                                                                                             1999                    1998
                                                                                         ------------           ------------
Operating activities:
  Net income                                                                             $    204,408           $    153,153
  Adjustments to reconcile net income to net cash                                                  --                     --
    provided by operating activities-
      Depreciation of premises and equipment                                                   84,921                 68,859
      Amortization of premiums and discounts, net                                              11,893                (27,738)
      Non cash compensation expense related to MRP Plan                                        34,301                 33,115
      Non cash compensation expense related to ESOP benefit                                    19,985                 24,794
      Loss on sale of mutual funds                                                             17,625                     --
      Gain on sale of equity securities                                                       (56,875)                    --
      Gain on sale of premises and equipment                                                       --                    (57)
      Provision for loan losses                                                                90,000                 38,000
      (Decrease) increase in other liabilities                                                (43,839)               411,110
      (Decrease) increase in accrued interest payable                                          (9,393)                65,000
      Increase in income taxes payable                                                         54,787                 22,913
      Increase in accrued interest receivable                                                (100,422)              (288,929)
      Decrease (increase) in other assets                                                     136,618               (109,792)
                                                                                         ------------           ------------
          Total adjustments                                                                   239,601                237,275
                                                                                         ------------           ------------
          Net cash provided by operating activities                                           444,009                390,428
                                                                                         ------------           ------------
Investing activities:
  Loan originations                                                                       (15,700,086)           (16,500,458)
  Principal payments on loans                                                              10,957,978              8,600,607
  Principal payments on mortgage-backed securities available for sale                         248,436                219,733
  Principal payments on mortgage-backed securities held to maturity                           429,580                398,118
  Principal payments on investment securities held to maturity                                240,136                  9,480
  Proceeds from calls of held to maturity investment securities                             3,000,000              1,500,000
  Proceeds from sale of available for sale mutual funds                                       733,931                     --
  Proceeds from sale of equity securities                                                     115,000                     --
  Proceeds from calls of available for sale investment securities                           1,000,000                600,000
  Purchases of available for sale mortgage-backed securities                               (1,500,000)                    --
  Purchases of available for sale investment securities                                    (2,046,527)            (1,430,944)
  Purchases of held to maturity investment securities                                      (2,500,000)            (6,225,507)
  Proceeds from sale of premises and equipment                                                     --                    410
  Purchases of premises and equipment                                                        (106,497)              (224,298)
  Purchase of Federal Home Loan Bank stock                                                         --               (700,000)
                                                                                         ------------           ------------
          Net cash used by investing activities                                            (5,128,049)           (13,752,859)
                                                                                         ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance                          10,791                (75,488)
  Purchases of MRP shares                                                                          --               (183,275)
  Proceeds from Federal Home Loan Bank advances                                                    --             17,000,000
  Payments on Federal Home Loan Bank advances                                              (2,000,000)            (2,700,000)
  Net increase in Money Market, NOW and Passbook savings accounts                           2,956,091              2,242,841
  Net increase in certificate accounts                                                      1,765,869                166,449
  Cash in lieu of stock dividend on fractional shares                                          (4,901)                    --
  Common stock cash dividends paid                                                            (56,990)               (45,744)
                                                                                         ------------           ------------
          Net cash provided by financing activities                                         2,670,860             16,404,783
                                                                                         ------------           ------------
Net increase in cash and cash equivalents                                                  (2,013,180)             3,042,352
Cash and cash equivalents at beginning of period                                           10,152,957              2,213,461
                                                                                         ------------           ------------
Cash and cash equivalents at end of period                                               $  8,139,777           $  5,255,813
                                                                                         ============           ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes                                         $     70,000           $     75,000
    Cash paid during the period for interest on deposits and borrowings                     1,786,293              1,466,961
                                                                                         ============           ============
Supplemental schedule of noncash investing activity:
    Loans transferred to real estate owned                                               $         --           $     35,000


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. THE CORPORATION:

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc. (the Corporation), a Pennsylvania corporation.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)) at $10.00 a share. Simultaneously there was a corresponding exchange of all the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds was retained by the Corporation net of $770,410 that was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Corporation's Annual Report and Form 10-K.

Earnings Per Common Share
-------------------------

During the fourth quarter of 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

The following tables reflect the calculation of earnings per share under SFAS No. 128.


                                                     Three Months Ended
                                                ------------------------------
                                                 March 31,           March 31,
                                                   1999                1998
                                                ----------          ----------

Basic earnings per share:
    Net income                                  $  204,408          $  153,153
    Average shares outstanding                     913,971           1,017,623
    Earnings per share                          $      .22          $      .15
Diluted earnings per share:
    Net income                                  $  204,408          $  153,153
    Average shares outstanding                     913,971           1,017,623
    Stock options                                      606              10,779
                                                ----------          ----------
    Diluted average shares outstanding             914,577           1,028,402
    Earnings per share                          $      .22          $      .15



For the three months ended March 31, 1999, options to purchase 92,725 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

On April 15, 1998 the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable on June 19, 1998. In addition, on February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. All per share data have been restated to reflect the stock dividends.

Comprehensive Income
--------------------

The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", in the quarter ended March 31, 1998. This accounting standard requires the reporting of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this standard, some of those changes in equity were displayed in the income statement, while others were included directly in balances within a separate component of equity in the balance sheet.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                             March 31, 1999
                                                   -----------------------------------
                                                     Amortized             Market
                                                        Cost               Value
                                                   ---------------     ---------------

U.S. government and government
    agency obligations:
       Due within one year                          $   499,916          $   507,655
       Due after one and within five years            1,511,081            1,513,393
       Due after five and within ten years            6,494,526            6,459,723
       Due after ten years                            7,007,442            6,916,818
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                              282,978              285,479
       Due after five and within ten years            2,819,052            2,853,467
       Due after ten years                            1,800,993            1,798,770
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,894,081            1,895,903
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,986,137            1,959,652
                                                    -----------          -----------
                                                    $24,296,206          $24,190,860
                                                    ===========          ===========

Investment securities available for sale:

                                                             March 31, 1999
                                                   -----------------------------------
                                                     Amortized             Market
                                                        Cost               Value
                                                   ---------------     ---------------

U.S. government and government
    agency obligations:
       Due after one and within five years          $ 3,001,194          $ 2,974,680
       Due after five and within ten years            1,500,000            1,487,010
Corporate Debentures                                    493,681              477,410
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                            2,170,466            2,163,891
Federal National Mortgage Association
    FNMA) certificates:
       Due after one and within five years              822,839              816,815
       Due after 10 years                             1,501,406            1,488,720
Mutual fund investment                                  531,365              528,309
Common stock portfolio                                1,445,992            1,328,077
                                                    -----------          -----------
                                                    $11,466,943          $11,264,912
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                               March 31,
                                                 1999
                                             ------------
Commercial real estate                       $  9,367,239
Commercial business loans                      19,875,525
Construction                                      750,000
    Less- Undisbursed loan proceeds               398,559
          Deferred loan fees                       50,221
                                             ------------
                                               29,543,984
                                             ------------

Real estate loans:
    1-4 family                                 82,973,151
    Construction                                1,337,120
                                             ------------
                                               84,310,271
    Deferred loan costs                            39,349
    Less- Undisbursed loan proceeds               823,411
                                             ------------
                                               83,526,209
Consumer loans:
    Collateral                                    513,929
    Automobile                                  2,491,330
    Home equity                                 9,827,238
    Student                                     2,327,070
    Credit cards                                  514,870
    Other                                         457,561
    Deferred loan costs                            18,287
                                             ------------
                                               16,150,285
                                             ------------
                                              129,220,478
    Less- Allowance for loan losses               651,536
                                             ============
                                             $128,568,942
                                             ============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                          Three Months Ended
                                               March 31,
                                        -----------------------
                                           1999         1998
                                        ---------     ---------
Balance at beginning of period          $ 571,183     $ 402,964
Provision for loan losses                  90,000        38,000
Charge-offs                                (9,647)      (18,081)
                                        =========     =========
Balance at end of period                $ 651,536     $ 422,883
                                        =========     =========

--------------------------------------------------------------------------------



6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of March 31, 1999 are as follows (amounts approximate):

    April 1, 1999 to March 31, 2000                 $38,196,810
    April 1, 2000 to March 31, 2001                  11,370,106
    April 1, 2001 to March 31, 2002                   3,630,818
    April 1, 2002 to March 31, 2003                   2,006,037
    April 1, 2003 and thereafter                      2,501,096
                                                    -----------
                                          TOTAL     $57,704,867
                                                    ===========

    Certificates of $100,000 or more                $10,525,441
                                                    ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                               Three Months Ended
                                                     March 31,
                                             -------------------------
                                               1999            1998
                                             --------         -------
               Federal                       $103,360         $80,746
               State                           21,426          17,166
                                             --------         -------
                                             $124,786         $97,912
                                             ========         =======

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 1999, and December 31, 1998, amounted to $514,552 and $301,801, respectively. Additionally, the Bank has an unfunded loan commitment for a director in the amount of $93,000 as of March 31, 1999.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $34,000 and $33,000 during the quarters ended March 31, 1999 and 1998, respectively.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of March 31, 1999, the Corporation had granted 106,979 options. The options are exercisable one year from the grant date in equal installments over a period of five years and as of March 31, 1999 there have been 507 shares exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On April 15, 1998 the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable on June 19, 1998. In addition, on February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. All option data above have been restated to reflect the stock dividends.


10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its strong risk based capital ratios, the Corporation believes that the Savings Bank does not have to deduct any amount from capital for interest-rate risk (amounts in thousands).


                                                                                                 To Be Well Capitalized
                                                                    For Capital Adequacy        Under Prompt Corrective
                                         Actual                           Purposes                 Action Provisions
                                  ----------------------           ----------------------      --------------------------
                                   Amount         Ratio             Amount        Ratio         Amount           Ratio
                                  ---------       ------           --------     ---------      ---------       ----------

Total Capital (to Risk
  Weighted Assets):
          As of
March 31, 1999                     $13,779         14.66%           =>$7,522        =>8.0%      =>$9,402         =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
          As of
March 31, 1999                     $13,127         13.96%           =>$3,761        =>4.0%      =>$5,641          =>6.0%

Tier 1 Capital (to
  Average Assets):
          As of
March 31, 1999                     $13,127          7.34%           =>$7,156        =>4.0%      =>$8,945          =>5.0%

11. FUTURE ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Corporation does not have any derivative instruments or hedging activities as of March 31, 1999.

In February 1999, SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," was issued. This statement did not have a material effect on the Corporation's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), loan receivables to officers of the Savings Bank, deposits maintained at the Savings Bank and common stock of mostly savings associations or savings and loan holding companies (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities.

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

         As described in greater detail below, the Corporation and Savings Bank intend to continue an emphasis on residential mortgage loans. However, as part of the business strategy to increase profitability, the Savings Bank will continue to widen its range of lending activities to include commercial business loans, commercial real estate loans and consumer loans. Although such lending activities entail greater risk than residential mortgage lending, management is willing to accept such risks because of its belief that there are lending opportunities in its market area which are not being currently fulfilled by other financial institutions and management believes it can properly manage the risks of greater consumer and commercial lending.

         At March 31, 1999, the Corporation's total assets amounted to $180.2 million compared with $177.4 million at December 31, 1998. The $2.8 million or 1.6% increase was primarily due to an increase of $4.7 million or 3.8% in net loans receivable that was partially offset by a decrease in cash and cash equivalents of $2.0 million or 19.8%. The growth in net loans receivable was attributed to an increase in commercial business and commercial real estate of $2.9 million or 11.0%, and an increase of $1.7 million or 2.1% in one-to-four family residential real estate loans. Decreased cash and cash equivalents of $2.0 million was primarily attributable to $4.7 million in new loans in excess of principal payments received on existing loans and $2.0 million reduction in Federal Home Loan Bank advances which was partially offset by an increase in deposits of $4.7 million. Total stockholders' equity amounted to $14.8 million or 8.23% of total assets at March 31, 1999, compared to equity of $14.8 million or 8.32% of total assets at December 31, 1998. On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. The Corporation paid a quarterly dividend of $.06 per share during the first quarter of 1999 compared to $.04 per share for the same period in 1998.

         The Corporation's nonperforming assets increased $459,000 or 50.8% to $1.4 million at March 31, 1999, compared to $903,000 at December 31, 1998. The increase was primarily due to the addition of one nonperforming Small Business Administration ("SBA") backed commercial real estate loan of $465,000 that is 75% guaranteed by the SBA.

RESULTS OF OPERATIONS

         General--The Corporation's net income for the quarter ended March 31, 1999 was $204,000 or $.22 per diluted share compared to net income of $153,000 or $.15 per diluted share for the same quarter in the prior year. Excluding gain on sale of investments of $39,000, or $24,000 after tax, core net income for the quarter ended March 31, 1999 was $180,000 or $.20 per diluted share. The $27,000 or 17.6% increase in core net income for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 was primarily the result of an increase of $168,000 or 14.5% in net interest income before provision for loan losses and an increase in total other income, net of the $39,000 gain on sale of investments, of $66,000 that was partially offset by an increase in provision for loan losses of $52,000 and an increase in total other expenses of $143,000 or 14.8%. The annualized return on average assets and return on average equity for the three months ended March 31, 1999, excluding gain on sale of investments, was .40% and 4.85%, respectively, compared to .39% and 3.89% for the same period of 1998.

         INTEREST INCOME--The Corporation reported interest income of $3.1 million for the three months ended March 31, 1999, as compared to $2.7 million for the three months ended March 31, 1998. The increase of $413,000 or 15.4% for the quarter ended March 31, 1999, compared to the same period in the prior year can be attributed to a $508,000 or 26.2% increase in interest and fees on loans that was partially offset by a decrease of $168,000 or 32.3% in interest and dividends on other investment securities. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans, including net construction loans, during the first quarter of 1999 were $28.3 million, compared to $12.9 million for the same period in 1998. The average balances on total loans receivable, net of undisbursed loan proceeds, during the first quarter of 1999 were $127.4 million compared to $100.6 million for the same period in 1998.

         INTEREST EXPENSE--Interest expense increased $245,000 or 16.0% during the three months ended March 31, 1999 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities, which was partially offset by a reduction in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank
(FHLB) of Pittsburgh advances during the first quarter of 1999 were $113.3 million and $50.3 million, respectively, compared to $92.1 million and $46.3 million, respectively, for the same period in 1998. The weighted average interest rate on interest-bearing liabilities during the first quarter of 1999 was 4.3% compared to 4.4% for the same period in 1998.

         PROVISION FOR LOAN LOSSES--During the three months ended March 31, 1999 the Corporation recorded provisions for losses on loans of $90,000 compared to $38,000 for the comparable periods in 1998. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area.

         OTHER INCOME--Other income increased $66,000, net of a $39,000 gain on sale of investments, for the three months ended March 31, 1999 compared to same period in 1998. The increase was primarily attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $143,000 or 14.8% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. The total other expenses increase occurred as a result of a $67,000 or 13.4% increase in salaries and employee benefits. The increase in employee salaries and benefits was the result of an additional employee hired for operations due to increased services provided by the Corporation; approved salary increases; and the expense of employees at the Elizabeth Township branch office for the first quarter of 1999 as opposed to only two months of the first quarter of 1998. Additionally, there was a $30,000 and $21,000 increase in premises and occupancy costs and other expenses, respectively. These increases were primarily due to higher depreciation expenses associated with additional equipment needed to replace non-compliant computer, telephone and related equipment associated with Year 2000, higher consulting expenses, as the Corporation has outsourced some job functions, and increased general operating expenses.

         INCOME TAXES--The Corporation incurred a provision for income taxes of $125,000 for the three months ended March 31, 1999 as compared to $98,000 for the same period in the prior year. Such increase for 1999 as compared to 1998 was due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of March 31, 1999, the Corporation had $49.0 million of outstanding advances from the FHLB of Pittsburgh.

         During the three months ended March 31, 1999 and 1998, the Corporation's operating activities provided net cash of approximately $444,000 and $390,000, respectively. The primary reasons for the $444,000 net cash provided during the three months ended March 31, 1999 were $204,000 in net income, $85,000 in depreciation of premises and equipment, $90,000 in provision for loan losses, and a $137,000 decrease in other assets, which was partially offset by a $100,000 increase in accrued interest receivable. During the three months ended March 31, 1998, the $390,000 net cash provided was the result of $153,000 in net income, $69,000 in depreciation of premises and equipment, and a $411,000 increase in other liabilities, which was partially offset by a $289,000 increase in accrued interest receivable.

         Net cash used by investing activities was $5.1 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, the Corporation originated $4.7 million in new loans in excess of principal payments received on existing loans and purchased $2.5 million and $2.0 million of investment securities designated held to maturity and available for sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held to maturity securities and available for sale securities, respectively, that were called. This compares with net cash used by investing activities of $13.8 million for the three months ended March 31, 1998. The primary reasons for the $13.8 million net cash used by investing activities was the Corporation had originated $7.9 million in new loans in excess of principal payments received on existing loans and purchased $6.2 million and $1.4 million of investment securities designated held to maturity and available for sale, respectively. In addition, $1.5 million of held to maturity securities were called in the first quarter of 1998.

         Net cash provided by financing activities for the three months ended March 31, 1999, was $2.7 million, attributable to increases in core deposits and certificates of $4.7 million which was partially offset by a $2.0 million decrease in net Federal Home Loan Bank advances. During the same period last year, the Corporation experienced a $16.4 million increase in net cash provided by financing activities primarily due to a $2.4 million increase in core deposits and certificates and increases in net Federal Home Loan Bank advances of $14.3 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 1999, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.35%, 7.35%, and 14.66%, respectively, which substantially exceeded applicable requirements.

YEAR 2000 ISSUES

         The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is common substituted for the phrase "Year 2000."

         Although the Corporation is unable at this time to assess the possible impact on its results of operations, liquidity or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT system and products that is uses or that third parties with which it has material relationship use, management does not believe at the current time that the cost of remediating the Corporation's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

         The Corporation and the Savings Bank began a process in 1997 that assigned an individual to begin investigating the Y2K issues. It was determined that the Savings Bank relies on external processing vendors for all of its mission critical core application processing and that its approach would be based on the five-phase approach recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The Board of Directors and senior management were apprised of the Year 2000 issues.

         In 1997, a Y2K team was formed consisting of the President, Chief Financial Officer and two employees of the Savings Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of the Savings Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of the Savings Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet. Most products and services that the Corporation and the Savings Bank receive are Year 2000 ready or are scheduled to be Year 2000 ready well in advance of the millennium. A few products will not be Year 2000 ready and these have been replaced or are scheduled to be replaced in 1999. The Savings Bank continues to monitor its suppliers of products and services to ensure their Year 2000 readiness. Contingency plans have been received from individual areas of the Savings Bank and will be combined into an overall bank wide plan.

         The Savings Bank has developed a testing plan that includes documentation for each vendor or product tested. The testing of the Savings Bank's PCs and networks is near completion. Core applications systems have been tested and are considered compliant. All remaining issues of serious consequence will be completed by mid-1999.

         In the event that the Corporation's and its service providers' systems would not handle the date changeover, the impact on the Corporation is at this point uncertain. However, the Corporation's Y2K contingency plan would be enacted, which would include evaluating the entire situation and contacting key personnel on January 1, 2000, off-line manual postings of all transactions that are currently done by our service provider, and detailed procedures to all personnel in dealing with Y2K potential problems. This contingency plan is in process of being tested and reviewed. Modifications will be implemented where deemed necessary.

         The Corporation's costs associated with Year 2000 include various costs for replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimates that the total Year 2000 project costs will not exceed $131,000 (pre-tax). As of March 31, 1999, the Corporation estimates that it has incurred $103,000 in connection with its Y2K project plan. Most of these incurred costs related to capital acquisitions and accordingly the capital related costs have been capitalized.

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




                                             PRESTIGE BANCORP, INC.

Dated: May 3, 1999                           By: /s/  John A. Stiver
                                                ---------------------------
                                                      John A. Stiver,
                                                  Chief Executive Officer
                                                 And Chairman of the Board


Dated: May 3, 1999                           By: /s/ Robert S. Zyla
                                                ---------------------------
                                                Robert S. Zyla, President


Dated: May 3, 1999                           By: /s/ James M. Hein
                                                ---------------------------
                                                James M. Hein, Controller