Form 10-Q
period 1999-06-30
PRESTIGE BANCORP INC
filed 1999-08-11
CIK 1011145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from                      to
                                 ---------------------    --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 1999, there were 996,964 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                                            PAGE
-------------------------------                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
          June 30, 1999 (unaudited) and December 31, 1998                                                    1

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
          months ended June 30, 1999 and 1998 (unaudited)                                                    2

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
          months ended June 30, 1999 and 1998 (unaudited)                                                    3

          Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
          for the six months ended June 30, 1999 and 1998 (unaudited)                                        4

          Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
          months ended June 30, 1999 and 1998 (unaudited)                                                    5

          Notes to Consolidated Financial Statements (unaudited)                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                     13


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                                 19
Item 2.   Changes in Securities                                                                             19
Item 3.   Defaults upon Senior Securities                                                                   19
Item 4.   Submission of Matters to a Vote of Security-Holders                                               19
Item 5.   Other Information                                                                                 19
Item 6.   Exhibits and Reports on Form 8-K                                                                  19

SIGNATURES                                                                                                  20
----------

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,          December 31,
                                                                           1999                1998
                                                                      -------------      -------------
ASSETS                                                                  (Unaudited)
------
Cash and due from banks                                               $     876,603      $     975,202
Interest-bearing deposits with banks                                      1,131,436          9,177,755
Investment securities:
     Available for sale                                                  11,567,665          9,907,260
     Held to maturity (market value $25,166,480 and
       $25,598,337 respectively)                                         25,846,957         25,478,289
Net loans                                                               135,422,127        123,916,834
Federal Home Loan Bank stock, at cost                                     3,061,400          2,548,900
Premises and equipment, net                                               2,609,558          2,634,609
Accrued interest receivable                                               1,117,123          1,116,560
Deferred tax asset                                                          286,156             90,359
Other assets                                                              1,366,170          1,528,216
                                                                      -------------      -------------
Total assets                                                          $ 183,285,195      $ 177,373,984
                                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Non-interest-bearing deposits                                    $   5,297,193      $   5,731,447
     Interest-bearing deposits                                          110,802,521        103,966,675
                                                                      -------------      -------------
           Total deposits                                               116,099,714        109,698,122

     Federal Home Loan Bank advances                                     50,227,000         50,977,000
     Advance payments by borrowers for taxes and insurance                1,169,716          1,023,230
     Income taxes payable                                                   164,751            172,086
     Accrued interest payable                                               219,999            234,442
     Other liabilities                                                      475,244            509,199
                                                                      -------------      -------------
           Total liabilities                                            168,356,424        162,614,079
                                                                      -------------      -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                  --                 --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,162,313 shares issued at June 30, 1999; 1,100,090 shares
       issued at December 31, 1998                                        1,162,313          1,100,090
     Treasury stock at cost: 165,349 and 157,476 shares at
       June 30, 1999 and December 31, 1998, respectively                 (2,161,243)        (2,161,243)
     Additional paid-in-capital                                          11,570,960         10,727,677
     Unearned ESOP shares: 81,222 and 79,393 shares at
       June 30, 1999 and December 31, 1998, respectively                   (672,660)          (690,380)
     Retained earnings - substantially restricted                         5,201,333          5,826,182
     Accumulated other comprehensive income                                (171,932)           (42,421)
                                                                      -------------      -------------
           Total stockholders' equity                                    14,928,771         14,759,905
                                                                      -------------      -------------
Total liabilities and stockholders' equity                            $ 183,285,195      $ 177,373,984
                                                                      =============      =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                                   Three Months Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   1999            1998
                                                               -----------      -----------
Interest income:
  Interest and fees on loans                                   $ 2,540,836      $ 2,128,052
  Interest on mortgage-backed securities                           197,461          153,778
  Interest and dividends on other investment securities            397,642          583,040
  Interest on deposits in other financial institutions              35,093           37,447
                                                               -----------      -----------
       Total interest income                                     3,171,032        2,902,317
                                                               -----------      -----------
Interest expense:
  Interest on deposits                                           1,112,010          963,860
  Advances from Federal Home Loan Bank                             676,922          694,206
                                                               -----------      -----------
       Total interest expense                                    1,788,932        1,658,066
                                                               -----------      -----------
       Net interest income                                       1,382,100        1,244,251

Provision for loan losses                                          105,000           42,000
                                                               -----------      -----------
       Net interest income after provision for loan losses       1,277,100        1,202,251
                                                               -----------      -----------
Other income:
  Fees and service charges                                         189,982          121,410
  Gain (loss) on sale of investments                                 9,309           (7,200)
  (Loss) gain on sale of assets                                       (615)          23,256
  Other income, net                                                  3,405            5,528
                                                               -----------      -----------
       Total other income                                          202,081          142,994
                                                               -----------      -----------
Other expenses:
  Salaries and employee benefits                                   607,014          514,294
  Premises and occupancy costs                                     145,816          131,498
  Federal deposit insurance premiums                                16,044           14,480
  Data processing costs                                             63,457           65,536
  Advertising costs                                                 34,879           23,851
  Transaction processing costs                                      76,801           62,643
  ATM transaction fees                                              38,331           27,663
  Other expenses                                                   195,058          183,968
                                                               -----------      -----------
       Total other expenses                                      1,177,400        1,023,933
                                                               -----------      -----------
       Income before income tax expense                            301,781          321,312

Income tax expense                                                 116,789          126,152
                                                               -----------      -----------
Net income                                                     $   184,992      $   195,160
                                                               ===========      ===========
Basic earnings per share:
  Net income                                                   $      0.20      $      0.19
  Weighted average number of common shares outstanding             915,041        1,018,277
Diluted earnings per share:
  Net income                                                   $      0.20      $      0.19
  Weighted average number of common shares outstanding             915,041        1,039,487


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                  1999             1998
                                                               -----------     -----------
Interest income:
  Interest and fees on loans                                   $ 4,986,038     $ 4,064,741
  Interest on mortgage-backed securities                           387,278         315,728
  Interest and dividends on other investment securities            749,282       1,103,011
  Interest on deposits in other financial institutions             149,820         106,374
                                                               -----------     -----------
       Total interest income                                     6,272,418       5,589,854
                                                               -----------     -----------
Interest expense:
  Interest on deposits                                           2,198,133       1,891,902
  Advances from Federal Home Loan Bank                           1,367,700       1,298,126
                                                               -----------     -----------
       Total interest expense                                    3,565,833       3,190,028
                                                               -----------     -----------
       Net interest income                                       2,706,585       2,399,826

Provision for loan losses                                          195,000          80,000
                                                               -----------     -----------
       Net interest income after provision for loan losses       2,511,585       2,319,826
                                                               -----------     -----------
Other income:
  Fees and service charges                                         351,499         216,553
  Gain (loss) on sale of investments                                48,559          (7,200)
  Gain on sale of assets                                             1,380          23,256
  Other income, net                                                  6,803          11,821
                                                               -----------     -----------
       Total other income                                          408,241         244,430
                                                               -----------     -----------
Other expenses:
  Salaries and employee benefits                                 1,175,193       1,014,877
  Premises and occupancy costs                                     291,429         247,603
  Federal deposit insurance premiums                                31,588          28,904
  Data processing costs                                            126,903         127,810
  Advertising costs                                                 60,641          51,579
  Transaction processing costs                                     153,457         122,152
  ATM transaction fees                                              69,957          51,185
  Other expenses                                                   379,683         347,769
                                                               -----------     -----------
       Total other expenses                                      2,288,851       1,991,879
                                                               -----------     -----------
       Income before income tax expense                            630,975         572,377

Income tax expense                                                 241,575         224,064
                                                               -----------     -----------
Net income                                                     $   389,400     $   348,313
                                                               ===========     ===========
Basic earnings per share:
  Net income                                                   $      0.43     $      0.34
  Weighted average number of common shares outstanding             914,509       1,017,844
Diluted earnings per share:
  Net income                                                   $      0.43     $      0.34
  Weighted average number of common shares outstanding             914,812       1,033,911


   The accompanying notes are an integral part of these financial statements.

                                          PRESTIGE BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                               (Unaudited)
                                                                    Common
                                                                     Stock                                 Additional
                                             Comprehensive         $1.00 par           Treasury              Paid-in
                                                Income               value               Stock               Capital
                                             -------------         -----------        -----------         ------------
BALANCE, December 31, 1998                                         $ 1,100,090        $(2,161,243)        $10,727,677
     Allocation of 2,140 ESOP shares                                        --                 --              12,962
     Cash dividends declared:
       Common stock ($.12 per share)                                        --                 --                  --
     Stock dividend declared:
       Common stock (5% per share)                                      62,223                 --             830,321
       Cash in lieu of stock                                                --                 --                  --
     Net income                                $   389,400                  --                 --                  --
     Net unrealized losses on available
       for sale securities, net of tax
       of $106,319                                (159,479)                 --                 --                  --
     Reclassification adjustment for
       gains realized in net income net
       of tax of $18,591                            29,968
                                               -----------
     Comprehensive income                      $   259,889
                                               ===========         -----------        -----------         -----------
BALANCE, June 30, 1999                                             $ 1,162,313        $(2,161,243)        $11,570,960
                                                                   ===========        ===========         ===========


BALANCE, December 31, 1997                                         $   963,023        $  (775,881)        $ 8,033,296
     Allocation of 1,998 ESOP shares                                        --                 --              28,330
     Cash dividends declared:
       Common stock ($.08 per share)                                        --                 --                  --
     Stock dividend declared:
       Common stock (15% per share)                                    137,067                 --           2,648,956
       Cash in lieu of stock                                                --                 --                  --
     Net income                                $   348,313                  --                 --                  --
     Net unrealized gains on available
       for sale securities, net of tax
       of $790                                       1,185                  --                 --                  --
     Reclassification adjustment for
       losses realized in net income
       net of tax of $2,827                         (4,373)                 --                 --                  --
                                               -----------
     Comprehensive income                      $   345,125
                                               ===========         -----------        -----------         -----------
BALANCE, June 30, 1998                                             $ 1,100,090        $  (775,881)        $10,710,582
                                                                   ===========        ===========         ===========


                                                                                         Accumulated
                                                                                            Other
                                                 Unearned             Retained          Comprehensive
                                                ESOP Shares           Earnings              Income               Total
                                               ------------         ------------        -------------         ------------
BALANCE, December 31, 1998                     $   (690,380)        $  5,826,182         $    (42,421)        $ 14,759,905
     Allocation of 2,140 ESOP shares                 17,720                   --                   --               30,682
     Cash dividends declared:
       Common stock ($.12 per share)                     --             (116,804)                  --             (116,804)
     Stock dividend declared:
       Common stock (5% per share)                       --             (892,544)                  --                   --
       Cash in lieu of stock                             --               (4,901)                  --               (4,901)
     Net income                                          --              389,400                   --              389,400
     Net unrealized losses on available
       for sale securities, net of tax
       of $106,319                                       --                   --             (159,479)            (159,479)
     Reclassification adjustment for
       gains realized in net income net
       of tax of $18,591                                                                       29,968               29,968

     Comprehensive income
                                               ------------         ------------         ------------         ------------
BALANCE, June 30, 1999                         $   (672,660)        $  5,201,333         $   (171,932)        $ 14,928,771
                                               ============         ============         ============         ============


BALANCE, December 31, 1997                     $   (724,050)        $  8,064,202         $     69,221         $ 15,629,811
     Allocation of 1,998 ESOP shares                 16,550                   --                   --               44,880
     Cash dividends declared:
       Common stock ($.08 per share)                     --              (91,487)                  --              (91,487)
     Stock dividend declared:
       Common stock (15% per share)                      --           (2,786,023)                  --                   --
       Cash in lieu of stock                             --               (3,484)                  --               (3,484)
     Net income                                          --              348,313                   --              348,313
     Net unrealized gains on available
       for sale securities, net of tax
       of $790                                           --                   --                1,185                1,185
     Reclassification adjustment for
       losses realized in net income
       net of tax of $2,827                              --                   --               (4,373)              (4,373)

     Comprehensive income
                                               ------------         ------------         ------------         ------------
BALANCE, June 30, 1998                         $   (707,500)        $  5,531,521         $     66,033         $ 15,924,845
                                               ============         ============         ============         ============

        The accompanying notes are an integral part of these statements.

                                      PRESTIGE BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                 1999                 1998
                                                                             ------------         ------------
Operating activities:
  Net income                                                                 $    389,400         $    348,313
                                                                             ------------         ------------
Adjustments to reconcile net income to net cash
  provided (used)  by operating activities
     Depreciation of premises and equipment                                       171,816              145,088
     Amortization of premiums and discounts, net                                   13,497              (19,636)
     Non cash compensation expense related to MRP Plan                             70,429               65,535
     Non cash compensation expense related to ESOP benefit                         38,637               54,010
     Loss on sale of mutual funds                                                  17,625                7,200
     Gain on sale of equity securities                                            (66,184)                  --
     Gain on sale of premises and equipment                                            --              (37,971)
     Provision for loan losses                                                    195,000               80,000
     (Decrease) increase in other liabilities                                     (41,909)             202,561
     (Decrease) increase in accrued interest payable                              (14,443)              60,262
     Decrease in income taxes payable                                            (116,889)             (38,222)
     Increase in accrued interest receivable                                         (563)            (124,308)
     Decrease (increase) in other assets                                           91,617             (318,998)
                                                                             ------------         ------------
       Total adjustments                                                          358,633               75,521
                                                                             ------------         ------------
       Net cash provided by operating activities                                  748,033              423,834
                                                                             ------------         ------------
Investing activities:
  Loan originations                                                           (34,269,478)         (32,338,637)
  Principal payments on loans                                                  22,569,185           19,444,065
  Principal payments on mortgage-backed securities available for sale             386,223              698,744
  Principal payments on mortgage-backed securities held to maturity               828,025              889,230
  Principal payments on investment securities held to maturity                    289,232               86,841
  Proceeds from calls of held to maturity investment securities                 3,000,000            2,500,000
  Proceeds from sale of available for sale mutual funds                           733,931              355,400
  Proceeds from sale of equity securities                                         129,480                   --
  Proceeds from calls of available for sale investment securities               1,000,000              600,000
  Return of capital on investment securities                                           --                  897
  Purchases of available for sale mortgage backed securities                   (1,500,000)                  --
  Purchases of available for sale investment securities                        (2,576,656)          (2,321,702)
  Purchases of held to maturity investment securities                          (4,500,000)          (8,225,007)
  Proceeds from sale of premises and equipment                                         --              206,118
  Purchases of premises and equipment                                            (146,765)            (290,914)
  Purchase of Federal Home Loan Bank stock                                       (512,500)            (750,000)
                                                                             ------------         ------------
       Net cash used by investing activities                                  (14,569,323)         (19,144,965)
                                                                             ------------         ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance             146,486              115,214
  Purchases of MRP shares                                                              --             (587,575)
  Proceeds from Federal Home Loan Bank advances                                 1,750,000           18,000,000
  Payments on Federal Home Loan Bank advances                                  (2,500,000)          (3,700,000)
  Net increase in Money Market, NOW and Passbook savings accounts               3,914,684            3,903,493
  Net increase in certificate accounts                                          2,486,907            2,547,781
  Cash in lieu of stock dividend on fractional shares                              (4,901)              (3,484)
  Common stock cash dividends paid                                               (116,804)             (91,487)
                                                                             ------------         ------------
       Net cash provided by financing activities                                5,676,372           20,183,942
                                                                             ------------         ------------
Net (decrease) increase in cash and cash equivalents                           (8,144,918)           1,462,811
Cash and cash equivalents at beginning of period                               10,152,957            2,213,461
                                                                             ------------         ------------
Cash and cash equivalents at end of period                                   $  2,008,039         $  3,676,272
                                                                             ============         ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                               $    320,200         $    265,000
  Cash paid during the period for interest on deposits and borrowings           3,580,276            3,129,766
                                                                             ============         ============
Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                     $         --         $    250,000

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Corporation's Annual Report and Form 10-K.

Earnings Per Common Share

The Corporation follows SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

The following tables reflect the calculation of earnings per share under SFAS No. 128.


                                                   Three Months Ended
                                              ----------------------------
                                               June 30,           June 30,
                                                 1999               1998
                                              ----------        ----------
Basic earnings per share:
    Net income                                  $184,992        $  195,160
    Average shares outstanding                   915,041         1,018,277
    Earnings per share                          $    .20        $      .19

Diluted earnings per share:
    Net income                                  $184,992        $  195,160
    Average shares outstanding                   915,041         1,018,277
    Stock options                                     --            21,210
                                                --------        ----------
    Diluted average shares outstanding           915,041         1,039,487
    Earnings per share                          $    .20        $      .19


                                                     Six Months Ended
                                                --------------------------
                                                June 30,         June 30,
                                                  1999             1998
                                                --------        ----------
Basic earnings per share:
    Net income                                  $389,400        $  348,313
    Average shares outstanding                   914,509         1,017,844
    Earnings per share                          $    .43        $      .34

Diluted earnings per share:
    Net income                                  $389,400        $  348,313
    Average shares outstanding                   914,509         1,017,844
    Stock options                                    303            16,067
                                                --------        ----------
    Diluted average shares outstanding           914,812         1,033,911
    Earnings per share                          $    .43        $      .34



For the three and six months ended June 30, 1999, options to purchase 105,325 and 92,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                           June 30, 1999
                                                   -----------------------------
                                                   Amortized            Market
                                                     Cost               Value
                                                  -----------        -----------
U.S. government and government
    agency obligations:
       Due within one year                        $   499,958        $   504,065
       Due after one and within five years          1,509,800          1,487,607
       Due after five and within ten years          8,495,160          8,236,534
       Due after ten years                          6,957,374          6,686,226
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                            249,120            251,663
       Due after five and within ten years          2,655,638          2,630,497
       Due after ten years                          1,680,596          1,672,095
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                          1,842,176          1,817,236
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                          1,957,135          1,880,557
                                                  -----------        -----------
                                                  $25,846,957        $25,166,480
                                                  ===========        ===========

Investment securities available for sale:

                                                          June 30, 1999
                                                  ------------------------------
                                                   Amortized            Market
                                                      Cost              Value
                                                  -----------        -----------
U.S. government and government
    agency obligations:
       Due after one and within five years        $ 3,500,965        $ 3,432,890
       Due after five and within ten years          1,500,000          1,457,350
Corporate Debentures                                  493,735            475,745
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                          2,058,229          1,995,446
Federal National Mortgage Association
    FNMA) certificates:
       Due after one and within five years            817,935            807,422
       Due after 10 years                           1,481,038          1,429,505
Mutual fund investment                                538,295            533,630
Common stock portfolio                              1,464,021          1,435,677
                                                  ===========        ===========
                                                  $11,854,218        $11,567,665
                                                  ===========        ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                         June 30,
                                                           1999
                                                       -------------
Commercial real estate                                 $ 10,602,700
Commercial business loans                                21,571,446
Construction                                                750,000
    Less- Undisbursed loan proceeds                         196,559
          Deferred loan fees                                 51,292
                                                       -------------
                                                         32,676,295
                                                       -------------

Real estate loans:
    1-4 family                                           86,428,593
    Construction                                          1,468,600
                                                       -------------
                                                         87,897,193
    Deferred loan costs                                      42,774
    Less- Undisbursed loan proceeds                         891,033
                                                       -------------
                                                         87,048,934
Consumer loans:
    Collateral                                              522,254
    Automobile                                            2,485,944
    Home equity                                          10,177,950
    Student                                               2,286,800
    Credit cards                                            469,901
    Other                                                   488,236
    Deferred loan costs                                      15,245
                                                       -------------
                                                         16,446,330
                                                       -------------
                                                        136,171,559
    Less- Allowance for loan losses                         749,432
                                                       =============
                                                       $135,422,127
                                                       =============


5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                           Six Months Ended
                                               June 30,
                                      ---------------------------
                                         1999              1998
                                      ---------         ---------
Balance at beginning of period        $ 571,183         $ 402,964
Provision for loan losses               195,000            80,000
Charge-offs                             (16,751)          (31,030)
                                      ---------         ---------
Balance at end of period              $ 749,432         $ 451,934
                                      =========         =========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of June 30, 1999 are as follows (amounts approximate):

    July 1, 1999 to June 30, 2000                             $41,213,006
    July 1, 2000 to June 30, 2001                               9,982,625
    July 1, 2001 to June 30, 2002                               2,906,951
    July 1, 2002 to June 30, 2003                               2,185,033
    July 1, 2003 and thereafter                                 2,138,290
                                                              -----------
                                          TOTAL               $58,425,905
                                                              ===========

    Certificates of $100,000 or more                          $10,408,055
                                                              ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                  1999            1998
                                                --------        --------
               Federal                          $196,313        $185,088
               State                              45,262          38,976
                                                --------        --------
                                                $241,575        $224,064
                                                ========        ========


8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 1999, and December 31, 1998, amounted to $547,566 and $301,801, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $36,000 and $70,000 during the three and six months ended June 30, 1999 compared to $33,000 and $66,000 for the comparable periods of 1998.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of June 30, 1999, the Corporation had granted 109,079 options. The options are exercisable one year from the grant date in equal installments over a period of five years and as of June 30, 1999 there have been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

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

                                                                                                  To Be Well Capitalized
                                                                     For Capital Adequacy         Under Prompt Corrective
                                            Actual                          Purposes                 Action Provisions
                                   ----------------------            ---------------------          --------------------
                                   Amount          Ratio              Amount         Ratio          Amount         Ratio
                                   -------         -----              ------         -----          -------        ----
Total Capital (to Risk
  Weighted Assets):
         As of June 30, 1999       $14,057         14.35%           =>$7,835        =>8.0%        =>$9,793       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
         As of June 30, 1999       $13,307         13.59%           =>$3,917        =>4.0%        =>$5,876        =>6.0%

Tier 1 Capital (to
  Average Assets):
         As of June 30, 1999       $13,307          7.40%           =>$7,192        =>4.0%        =>$8,990        =>5.0%


11. COMMITMENTS AND CONTINGENT LIABILITIES:

The Corporation incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend or receive credit. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses. A portion of the commitments is not expected to be drawn upon; thus, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis.

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $11.5 million as of June 30, 1999. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

In addressing year 2000 liquidity concerns, the Savings Bank has entered into an arrangement with the Federal Home Loan Bank of Pittsburgh to receive $6.0 million in funding in both the third and fourth quarters of 1999.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Corporation does not have any derivative instruments or hedging activities as of June 30, 1999.

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

         As described in greater detail below, the Corporation and Savings Bank intend to continue an emphasis on residential mortgage loans. However, as part of the business strategy to increase profitability, the Savings Bank will continue to widen its range of lending activities to include commercial business loans, commercial real estate loans and consumer loans. Although such lending activities entail greater risk than residential mortgage lending, management is willing to accept such risks because of its belief that there are lending opportunities in its market area which are not being currently fulfilled by other financial institutions. In addition, management believes it can properly manage the risks of greater consumer and commercial lending.

         At June 30, 1999, the Corporation's total assets amounted to $183.3 million compared with $177.4 million at December 31, 1998. The $5.9 million or 3.3% increase was primarily due to increases of $11.5 million or 9.3% in net loans receivable and $2.0 million or 5.7% in investment securities that was partially offset by a reduction in cash and cash equivalents of $8.1 million or 80.2%. The growth in net loans receivable was attributed to an increase in commercial business and commercial real estate of $5.8 million or 22.1%, and an increase of $5.1 million or 6.3% in one-to-four family residential real estate loans. Decreased cash and cash equivalents of $8.1 million were primarily attributable to $11.7 million in new loans in excess of principal payments received on existing loans and a $2.0 million increase in investment securities which was partially offset by an increase in deposits of $6.4 million. Total stockholders' equity amounted to $14.9 million or 8.15% of total assets at June 30, 1999, compared to equity of $14.8 million or 8.32% of total assets at December 31, 1998. On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. The Corporation paid a quarterly dividend of $.06 per share during the first and second quarters of 1999 compared to $.04 per share for the same periods in 1998.

The Corporation's nonperforming assets increased $421,000 or 46.6% to $1.3 million at June 30, 1999, compared to $903,000 at December 31, 1998. The increase was primarily due to the addition of one nonperforming Small Business Administration ("SBA") backed commercial real estate loan of $465,000 that is 75% guaranteed by the SBA. After realization of the collateral, management is of the opinion it will sustain a loss, but such loss will not result in a material adverse effect on the Bank's financial position or results of operations. In addition, there are two commercial loans to another borrower that management has identified as potential problems. At July 31, 1999, the balance outstanding of these loans totaled $498,000. In the opinion of management, the resolution of these loan problems will not have a material adverse effect on the Bank's financial position or results of operations.

RESULTS OF OPERATIONS

         GENERAL--The Corporation's net income for the quarter ended June 30, 1999 was $185,000 or $.20 per diluted share compared to net income of $195,000 or $.19 per diluted share for the same quarter in the prior year. Excluding gains and losses on sales of investments and assets, net of tax, core net income for the quarter ended June 30, 1999 was $179,000 or $.20 per diluted share compared to $185,000 or $.18 per diluted share for the comparable period of 1998. The $6,000 or 3.2% decrease in core net income for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 was primarily the result of increases of $153,000 or 14.9% and $63,000 or 150.0% in total other expenses and provision for loan losses, respectively. That decrease was partially offset by an increase of $138,000 or 11.1% in net interest income before provision for loan losses and an increase in total other income of $66,000, net of gains and losses on sales of investments and assets. The annualized return on average assets and return on average equity for the three months ended June 30, 1999, excluding gains and losses on sales of investments and assets, were .39% and 4.80%, respectively, compared to .45% and 4.65% for the same period of 1998.

         The Corporation's net income for the six months ended June 30, 1999 was $389,000 or $.43 per diluted share compared to net income of $348,000 or $.34 per diluted share for the comparable period of 1998. Excluding gains and losses on sales of investments and assets, net of tax, core net income for the six months ended June 30, 1999 was $360,000 or $.39 per diluted share compared to $338,000 or $.33 per diluted share for the comparable period of 1998. The $22,000 or 6.5% increase in core net income was primarily the result of an increase of $307,000 or 12.8% in net interest income before provision for loan losses and an increase in total other income of $129,000, net of the gains and losses on sales of investments and assets, that was partially offset by an increase in total other expenses of $297,000 or 14.9% and an increase in provision for losses on loans of $115,000 or 143.8%. The annualized return on average assets and return on average equity, excluding gains on sales of investments and assets, for the six months ended June 30, 1999 were .40% and 4.84%, respectively, compared to .42% and 4.27% for the same period of 1998.

         INTEREST INCOME--The Corporation reported interest income of $3.2 million for the three months ended June 30, 1999, as compared to $2.9 million for the three months ended June 30, 1998. The increase of $269,000 or 9.3% for the quarter ended June 30, 1999, compared to the same period in the prior year can be attributed to a $413,000 or 19.4% increase in interest and fees on loans that was partially offset by a decrease of $185,000 or 31.7% in interest and dividends on other investment securities. The increase of $413,000 in interest and fees on loans was the result of loan growth. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans, including net construction loans, during the second quarter of 1999 were $31.0 million, compared to $17.6 million for the same period in 1998. The average balances on total loans receivable, net of undisbursed loan proceeds, during the second quarter of 1999 were $134.2 million compared to $109.5 million for the same period in 1998.

         The Corporation reported interest income of $6.3 million for the six months ended June 30, 1999, as compared to $5.6 million for the six months ended June 30, 1998. The increase of $682,000 or 12.2% for the six months ended June 30, 1999, compared to the same period in the prior year can be attributed to a $921,000 or 22.7% increase in interest and fees on loans that was partially offset by a decrease of $354,000 or 32.1% in interest and dividends on other investment securities. The increase of $921,000 in interest and fees on loans was the result of loan growth. Average balances for commercial business and commercial real estate loans, including net construction loans, during the six months of 1999 were $29.7 million, compared to $15.2 million for the same period in 1998. The average balances on total loans receivable, net of undisbursed loan proceeds, during the six months of 1999 were $130.8 million compared to $105.1 million for the same period in 1998.

         INTEREST EXPENSE--Interest expense increased $131,000 or 7.9% during the three months ended June 30, 1999 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities, which was partially offset by a reduction in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank
(FHLB) of Pittsburgh advances during the second quarter of 1999 were $116.1 million and $49.4 million, respectively, compared to $96.8 million and $49.6 million, respectively, for the same period in 1998. The weighted average interest rate on interest-bearing liabilities during the second quarter of 1999 was 4.3% compared to 4.5% for the same period in 1998.

         Interest expense increased $376,000 or 11.8% during the six months ended June 30, 1999 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities, which was partially offset by a reduction in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first six months of 1999 were $114.7 million and $49.9 million, respectively, compared to $94.5 million and $48.0 million, respectively, for the same period in 1998. The weighted average interest rate on interest-bearing liabilities during the first six months of 1999 was 4.3% compared to 4.5% for the same period in 1998.

         PROVISION FOR LOAN LOSSES--During the three and six months ended June 30, 1999 the Corporation recorded provisions for losses on loans of $105,000 and $195,000, respectively, compared to $42,000 and $80,000, respectively, for the comparable periods in 1998. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Corporation, industry standards, current analysis of the existing portfolio of loans, and a review of the current economic conditions in the Corporation's market area.

         OTHER INCOME--Total other income increased $66,000 and $129,000, net of gains and losses on sales of investments and assets, for the three and six months ended June 30, 1999, respectively, compared to same periods in 1998. The increases were attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $153,000 or 14.9% for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. The increase in total other expenses occurred as a result of a $93,000 or 18.1% increase in salaries and employee benefits. The increase in employee salaries and benefits was the result of an additional employee hired for operations due to increased services provided by the Corporation, an additional employee hired for commercial loan expansion, and approved salary and bonus increases. Additionally, there were increases of $15,000 and $14,000 in premises and occupancy costs and transaction processing costs, respectively. These increases were primarily due to higher depreciation expenses associated with additional equipment needed to replace non-compliant computer, telephone and related equipment associated with Year 2000 and increased transaction processing costs associated with the growth in total transaction accounts.

         Total other expenses increased $297,000 or 14.9% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The increase in total other expenses occurred as a result of a $160,000 or 15.8% increase in salaries and employee benefits. The increase in employee salaries and benefits was the result of an additional employee hired for operations due to increased services provided by the Corporation, an additional employee hired for commercial loan expansion, and approved salary and bonus increases. Additionally, there were increases of $43,000, $32,000 and $31,000 in premises and occupancy costs, other expenses and transaction processing costs, respectively. These increases were primarily due to higher depreciation expenses associated with additional equipment needed to replace non-compliant computer, telephone and related equipment associated with Year 2000, higher consulting expenses, as the Corporation has outsourced some job functions, increased transaction processing costs associated with the growth in total transaction accounts and increased general operating expenses.

         INCOME TAXES--The Corporation incurred a provision for income taxes of $117,000 for the three months ended June 30, 1999 as compared to $126,000 for the same period in the prior year. Such decrease for 1999 as compared to 1998 was due to a decrease in taxable income.

         The Corporation incurred a provision for income taxes of $242,000 for the six months ended June 30, 1999 as compared to $224,000 for the same period in the prior year. Such increase for 1999 as compared to 1998 was due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the FHLB of Pittsburgh to leverage its strong capital position. As of June 30, 1999, the Corporation had $50.2 million of outstanding advances from the FHLB of Pittsburgh.

         During the six months ended June 30, 1999 and 1998, the Corporation's operating activities provided net cash of approximately $748,000 and $424,000, respectively. The primary reasons for the $748,000 net cash provided during the six months ended June 30, 1999 were $389,000 in net income, $172,000 in depreciation of premises and equipment, and $195,000 in provision for loan losses, which was partially offset by a $117,000 decrease in income taxes payable. During the six months ended June 30, 1998, the $424,000 net cash provided by operating activities was the result of $348,000 in net income, $145,000 in depreciation of premises and equipment, and a $203,000 increase in other liabilities, which was partially offset by a $124,000 and $319,000 increase in accrued interest receivable and other assets, respectively.

         Net cash used by investing activities was $14.6 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Corporation originated $11.7 million in new loans in excess of principal payments received on existing loans and purchased $4.5 million and $2.6 million of investment securities designated held to maturity and available for sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held to maturity securities and available for sale securities, respectively, that were called. This compares with net cash used by investing activities of $19.1 million for the six months ended June 30, 1998. The primary reasons for the $19.1 million net cash used by investing activities was the Corporation had originated $12.9 million in new loans in excess of principal payments received on existing loans and purchased $8.2 million and $2.3 million of investment securities designated held to maturity and available for sale, respectively. In addition, $2.5 million of held to maturity securities were called in the second quarter of 1998.

         Net cash provided by financing activities for the six months ended June 30, 1999, was $5.7 million. This was attributable to increases in core deposits and certificates of $6.4 million which were partially offset by a $750,000 decrease in net Federal Home Loan Bank advances. During the same period last year, the Corporation experienced a $20.2 million increase in net cash provided by financing activities primarily due to a $6.5 million increase in core deposits and certificates in addition to increases in net Federal Home Loan Bank advances of $14.3 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 1999, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.32%, 7.32%, and 14.35%, respectively, which substantially exceeded applicable requirements.

YEAR 2000 ISSUES

         The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is common substituted for the phrase "Year 2000."

         The Corporation is unable at this time to assess the full impact on its results of operations, liquidity or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT system and products that it or any third party with which it has a material relationship uses. Management does not believe at the current time that the cost of remediating the Corporation's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

         The Corporation and the Savings Bank began a process in 1997 that assigned an individual to begin investigating the Y2K issues. It was determined that the Savings Bank relies on external processing vendors for all of its mission critical core application processing, and its approach would be based on the five-phase approach recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The Board of Directors and senior management were apprised of the Year 2000 issues.

         In 1997, a Y2K team was formed consisting of the President, Chief Financial Officer, two employees of the Savings Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of the Savings Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of the Savings Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet. Most products and services that the Corporation and the Savings Bank receive are Year 2000 ready or are scheduled to be Year 2000 ready well in advance of the millennium. A few products will not be Year 2000 ready and these have been replaced or are scheduled to be replaced in 1999. The Savings Bank continues to monitor its suppliers of products and services to ensure their Year 2000 readiness. Contingency plans have been received from individual areas of the Savings Bank and combined into an overall bank wide plan.

         The Savings Bank has developed a testing plan that includes documentation for each vendor or product tested. The core applications systems, personal computers and networks have been tested and are considered compliant.

         In the event that the Corporation's and its service providers' systems would not handle the date changeover, the impact on the Corporation is at this point uncertain. However, the Corporation's Y2K contingency plan would be enacted which would include evaluating the entire situation, contacting key personnel on January 1, 2000, off-line manual postings of all transactions currently done by our service provider and detailed procedures to all personnel in dealing with Y2K potential problems. This contingency plan is in process of being tested and reviewed. Modifications will be implemented where deemed necessary.

         The Corporation's costs associated with Year 2000 include various costs for replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimates that the total Year 2000 project costs will not exceed $131,000 (pre-tax). As of June 30, 1999, the Corporation estimates that it has incurred $114,000 in connection with its Y2K project plan. Most of these incurred costs related to capital acquisitions and accordingly the capital related costs have been capitalized.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

         a) An annual meeting of shareholders of the Corporation was held on May 5, 1999 ("Annual Meeting").

         b)    Not applicable.

         c) There were 996,964 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 849,146 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

               1. Election of directors for a three-year term.

                                                            For        Withheld
                                                            ---        --------
                   Martin W. Dowling...................   828,253       20,893

                   Mark R. Schoen......................   829,586       19,560


               2. Proposal to ratify the appointment of Arthur Andersen LLP as the Corporation's independent auditors for the year ending December 31, 1999.

                        For                    Against                 Abstain
                        ---                    -------                 -------
                        845,581                1,744                   1,821

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




                                                PRESTIGE BANCORP, INC.

Dated:  August 11, 1999                         By: /s/  John A. Stiver
                                                    --------------------------
                                                    John A. Stiver,
                                                    Chief Executive Officer
                                                    And Chairman of the Board


Dated:  August 11, 1999                         By: /s/ Robert S. Zyla
                                                    --------------------------
                                                    Robert S. Zyla, President


Dated:  August 11, 1999                         By: /s/ James M. Hein
                                                    --------------------------
                                                    James M. Hein, Controller