Form 10-Q
period 1999-09-30
PRESTIGE BANCORP INC
filed 1999-11-15
CIK 1011145

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                             ------------  ------------
                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                            25-1785128
      -------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

           710 Old Clairton Road
        Pleasant Hills, Pennsylvania                     15236
   ---------------------------------------        --------------------
   (Address of principal executive office)             (Zip Code)


                                 (412) 655-1190
                        --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 1999, there were 996,964 shares of the registrant's common stock outstanding, par value $1.00 per share.

===============================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                                 PAGE
-------       ---------------------                                                                                 ----

Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              September 30, 1999 (unaudited) and December 31, 1998                                                    1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended September 30, 1999 and 1998 (unaudited)                                                    2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the nine
              months ended September 30, 1999 and 1998 (unaudited)                                                    3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the nine months ended September 30, 1999 and 1998 (unaudited)                                       4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
              months ended September 30, 1999 and 1998 (unaudited)                                                    5

              Notes to Consolidated Financial Statements (unaudited)                                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          13


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                      21
Item 2.       Changes in Securities                                                                                  21
Item 3.       Defaults upon Senior Securities                                                                        21
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    21
Item 5.       Other Information                                                                                      21
Item 6.       Exhibits and Reports on Form 8-K                                                                       21

SIGNATURES                                                                                                           22
----------


                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,           December 31,
                                                                                    1999                    1998
                                                                                -------------           -------------
ASSETS                                                                           (Unaudited)
------
Cash and due from banks                                                          $  1,300,489            $    975,202
Interest-bearing deposits with banks                                                1,631,187               9,177,755
Investment securities:
     Available for sale                                                            11,265,335               9,907,260
     Held to maturity (market value $24,499,846 and
       $25,598,337 respectively)                                                   25,376,548              25,478,289
Net loans                                                                         143,801,207             123,916,834
Federal Home Loan Bank stock, at cost                                               3,448,900               2,548,900
Premises and equipment, net                                                         2,557,253               2,634,609
Accrued interest receivable                                                         1,317,496               1,116,560
Deferred tax asset                                                                    409,252                  90,359
Other assets                                                                        1,310,108               1,528,216
                                                                                 ------------            ------------
Total assets                                                                     $192,417,775            $177,373,984
                                                                                 ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Non-interest-bearing deposits                                               $  6,241,323            $  5,731,447
     Interest-bearing deposits                                                    112,768,433             103,966,675
                                                                                 ------------            ------------
           Total deposits                                                         119,009,756             109,698,122

     Federal Home Loan Bank advances                                               56,977,000              50,977,000
     Advance payments by borrowers for taxes and insurance                            551,477               1,023,230
     Income taxes payable                                                             157,318                 172,086
     Accrued interest payable                                                         261,054                 234,442
     Other liabilities                                                                493,637                 509,199
                                                                                 ------------            ------------
           Total liabilities                                                      177,450,242             162,614,079
                                                                                 ------------            ------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                            --                      --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,162,313 shares issued at September 30, 1999; 1,100,090 shares
       issued at December 31, 1998                                                  1,162,313               1,100,090
     Treasury stock at cost: 165,349 and 157,476 shares at
       September 30, 1999 and December 31, 1998, respectively                      (2,161,243)             (2,161,243)
     Additional paid-in-capital                                                    11,576,275              10,727,677
     Unearned ESOP shares: 80,114 and 79,393 shares at
       September 30, 1999 and December 31, 1998, respectively                        (672,660)               (690,380)
     Retained earnings - substantially restricted                                   5,381,925               5,826,182
     Accumulated other comprehensive income                                          (319,077)                (42,421)
                                                                                 ------------            ------------
           Total stockholders' equity                                              14,967,533              14,759,905
                                                                                 ------------            ------------
Total liabilities and stockholders' equity                                       $192,417,775            $177,373,984
                                                                                 ============            ============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                        1999                 1998
                                                                    ------------          ----------
Interest income:
  Interest and fees on loans                                         $2,739,390           $2,255,981
  Interest on mortgage-backed securities                                190,551              135,718
  Interest and dividends on other investment securities                 440,971              581,360
  Interest on deposits in other financial institutions                   14,885               48,624
                                                                     ----------           ----------
       Total interest income                                          3,385,797            3,021,683
                                                                     ----------           ----------
Interest expense:
  Interest on deposits                                                1,162,508            1,020,171
  Advances from Federal Home Loan Bank                                  753,233              696,374
                                                                     ----------           ----------
       Total interest expense                                         1,915,741            1,716,545
                                                                     ----------           ----------
       Net interest income                                            1,470,056            1,305,138

Provision for loan losses                                               120,000               42,000
                                                                     ----------           ----------
       Net interest income after provision for loan losses            1,350,056            1,263,138
                                                                     ----------           ----------
Other income:
  Fees and service charges                                              212,608              135,024
  Loss on sale of investments                                                --               (6,311)
  Gain on sale of assets                                                  1,995                2,995
  Loss on sale of foreclosed real estate                                     --               (8,500)
  Other income, net                                                       3,633                2,775
                                                                     ----------           ----------
       Total other income                                               218,236              125,983
                                                                     ----------           ----------
Other expenses:
  Salaries and employee benefits                                        617,454              502,552
  Premises and occupancy costs                                          146,040              140,645
  Federal deposit insurance premiums                                     16,488               14,469
  Data processing costs                                                  63,646               67,179
  Advertising costs                                                      25,435               40,724
  Transaction processing costs                                           76,831               63,538
  ATM transaction fees                                                   41,859               28,799
  Other expenses                                                        192,362              191,146
                                                                     ----------           ----------
       Total other expenses                                           1,180,115            1,049,052
                                                                     ----------           ----------
       Income before income tax expense                                 388,177              340,069

Income tax expense                                                      147,767              131,740
                                                                     ----------           ----------
Net income                                                           $  240,410           $  208,329
                                                                     ==========           ==========
Basic earnings per share:
  Net income                                                         $     0.26           $     0.21
  Weighted average number of common shares outstanding                  916,119            1,006,229
Diluted earnings per share:
  Net income                                                         $     0.26           $     0.21
  Weighted average number of common shares outstanding                  916,119            1,012,066

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                        1999                  1998
                                                                    ------------          -----------
Interest income:
  Interest and fees on loans                                         $7,725,428            $6,320,723
  Interest on mortgage-backed securities                                577,829               451,446
  Interest and dividends on other investment securities               1,190,253             1,684,370
  Interest on deposits in other financial institutions                  164,705               154,999
                                                                     ----------            ----------
       Total interest income                                          9,658,215             8,611,538
                                                                     ----------            ----------
Interest expense:
  Interest on deposits                                                3,360,641             2,912,073
  Advances from Federal Home Loan Bank                                2,120,933             1,994,501
                                                                     ----------            ----------
       Total interest expense                                         5,481,574             4,906,574
                                                                     ----------            ----------
       Net interest income                                            4,176,641             3,704,964

Provision for loan losses                                               315,000               122,000
                                                                     ----------            ----------
       Net interest income after provision for loan losses            3,861,641             3,582,964
                                                                     ----------            ----------
Other income:
  Fees and service charges                                              564,107               351,578
  Gain (loss) on sale of investments                                     48,559               (13,511)
  Gain on sale of assets                                                  3,375                26,250
  Loss on sale of foreclosed real estate                                     --                (8,500)
  Other income, net                                                      10,436                14,596
                                                                     ----------            ----------
       Total other income                                               626,477               370,413
                                                                     ----------            ----------
Other expenses:
  Salaries and employee benefits                                      1,792,647             1,517,429
  Premises and occupancy costs                                          437,469               388,248
  Federal deposit insurance premiums                                     48,076                43,374
  Data processing costs                                                 190,549               194,989
  Advertising costs                                                      86,076                92,302
  Transaction processing costs                                          230,288               185,690
  ATM transaction fees                                                  111,816                79,984
  Other expenses                                                        572,045               538,915
                                                                     ----------            ----------
       Total other expenses                                           3,468,966             3,040,931
                                                                     ----------            ----------
       Income before income tax expense                               1,019,152               912,446

Income tax expense                                                      389,342               355,804
                                                                     ----------            ----------
Net income                                                           $  629,810            $  556,642
                                                                     ==========            ==========
Basic earnings per share:
  Net income                                                         $     0.69            $     0.55
  Weighted average number of common shares outstanding                  915,051             1,013,930
Diluted earnings per share:
  Net income                                                         $     0.69            $     0.54
  Weighted average number of common shares outstanding                  915,253             1,026,575


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                   Common                                                  Accumulated
                                                   Stock                 Additional                            Other
                                   Comprehensive $1.00 par    Treasury    Paid-in    Unearned    Retained Comprehensive
                                      Income        value      Stock      Capital   ESOP Shares  Earnings     Income      Total
                                      ------     ---------- ------------ ----------- ---------- ----------- ---------- ------------
BALANCE, December 31, 1998                       $1,100,090 $(2,161,243) $10,727,677 $(690,380) $ 5,826,182 $ (42,421) $14,759,905
 Allocation of 3,248 ESOP shares                      -           -           18,277    17,720       -          -           35,997
 Cash dividends declared:
   Common stock ($.18 per share)                      -           -           -           -        (176,622)    -         (176,622)
 Stock dividend declared:
   Common stock (5% per share)                       62,223       -          830,321      -        (892,544)    -            -
   Cash in lieu of stock                              -           -           -           -          (4,901)    -           (4,901)
 Net income                            $629,810       -           -           -           -         629,810     -          629,810
 Net unrealized losses on available
   for sale securities, net of tax     (306,624)      -           -           -           -          -       (306,624)    (306,624)
   of $204,416
 Reclassification adjustment for
   gains realized in net income net
   of tax of $18,591                     29,968                                                                29,968       29,968
                                       ---------
 Comprehensive income                  $353,154
                                       ========= ---------- ------------ ----------- ---------- ----------- ---------- ------------
BALANCE, September 30, 1999                      $1,162,313 $(2,161,243) $11,576,275 $(672,660) $ 5,381,925 $(319,077) $14,967,533
                                                 ========== ============ =========== ========== =========== ========== ============


BALANCE, December 31, 1997                       $  963,023 $  (775,881) $ 8,033,296 $(724,050) $ 8,064,202 $  69,221  $15,629,811
 Allocation of 1,998 ESOP shares                      -           -           38,556    16,550       -           -          55,106
 Cash dividends declared:
   Common stock ($.13 per share)                      -           -           -           -        (144,109)     -        (144,109)
 Stock dividend declared:
   Common stock (15% per share)                     137,067       -        2,648,956      -      (2,786,023)     -             -
   Cash in lieu of stock                              -           -           -           -          (3,484)     -          (3,484)
 Treasury stock purchases 50,557                               (716,139)                                                  (716,139)
 shares
 Net income                            $556,642       -           -           -           -         556,642      -         556,642
 Net unrealized losses on available
   for sale securities, net of tax     (109,790)      -           -           -           -          -       (109,790)    (109,790)
   of $73,193
 Reclassification adjustment for
   losses realized in net income
   net of tax of $5,269                  (8,242)      -           -           -           -          -         (8,242)      (8,242)
                                       ---------
 Comprehensive income                  $438,610
                                       ========= ---------- ------------ ----------- ---------- ----------- ---------- ------------
BALANCE, September 30, 1998                      $1,100,090 $(1,492,020) $10,720,808 $(707,500) $ 5,687,228 $ (48,811) $15,259,795
                                                 ========== ============ =========== ========== =========== ========== ============


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             -----------------------------------
                                                                                  1999                  1998
                                                                             ------------           ------------
Operating activities:
  Net income                                                                 $    629,810           $    556,642
                                                                             ------------           ------------
Adjustments to reconcile net income to net cash
  provided (used)  by operating activities
     Depreciation of premises and equipment                                       259,148                223,480
     Amortization of premiums and discounts, net                                   15,683                (17,759)
     Non cash compensation expense related to MRP Plan                            107,469                 99,835
     Non cash compensation expense related to ESOP benefit                         56,792                 77,076
     Loss on sale of mutual funds                                                  17,625                 14,700
     Gain on sale of equity securities                                            (66,184)                    --
     Gain on sale of premises and equipment                                            --                (37,971)
     Provision for loan losses                                                    315,000                122,000
     Decrease in other liabilities                                                (36,357)               (52,972)
     Increase in accrued interest payable                                          26,612                 64,788
     Decrease in income taxes payable                                            (149,321)               (51,978)
     Increase in accrued interest receivable                                     (200,936)              (318,571)
     Decrease (increase) in other assets                                          110,639               (295,333)
                                                                             ------------           ------------
       Total adjustments                                                          456,170               (172,505)
                                                                             ------------           ------------
       Net cash provided by operating activities                                1,085,980                384,137
                                                                             ------------           ------------
Investing activities:
  Loan originations                                                           (54,260,762)           (48,921,937)
  Principal payments on loans                                                  34,061,389             27,613,421
  Principal payments on mortgage-backed securities available for sale             450,275              1,159,786
  Principal payments on mortgage-backed securities held to maturity             1,248,528              1,336,875
  Principal payments on investment securities held to maturity                    337,202                105,319
  Proceeds from calls of held to maturity investment securities                 3,000,000              3,500,000
  Proceeds from sale of available for sale mutual funds                           733,931                660,500
  Proceeds from sale of equity securities                                         129,480                     --
  Proceeds from calls of available for sale investment securities               1,000,000              4,600,000
  Return of capital on investment securities                                           --                    897
  Purchases of available for sale mortgage backed securities                   (1,500,000)                    --
  Purchases of available for sale investment securities                        (2,583,870)            (2,506,812)
  Purchases of held to maturity investment securities                          (4,500,000)            (9,227,081)
  Proceeds from sale of premises and equipment                                         --                206,118
  Purchases of premises and equipment                                            (181,792)              (369,254)
  Purchase of Federal Home Loan Bank stock                                       (900,000)              (800,000)
                                                                             ------------           ------------
       Net cash used by investing activities                                  (22,965,619)           (22,642,168)
                                                                             ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance            (471,753)              (147,275)
  Purchases of MRP shares                                                              --               (611,575)
  Proceeds from Federal Home Loan Bank advances                                25,600,000             21,000,000
  Payments on Federal Home Loan Bank advances                                 (19,600,000)            (4,700,000)
  Net increase in Money Market, NOW and Passbook savings accounts               7,024,372              5,239,552
  Net increase in certificate accounts                                          2,287,262              5,758,452
  Purchases of treasury stock                                                          --               (716,139)
  Cash in lieu of stock dividend on fractional shares                              (4,901)                (3,484)
  Common stock cash dividends paid                                               (176,622)              (144,109)
                                                                             ------------           ------------
       Net cash provided by financing activities                               14,658,358             25,675,422
                                                                             ------------           ------------
Net (decrease) increase in cash and cash equivalents                           (7,221,281)             3,417,391
Cash and cash equivalents at beginning of period                               10,152,957              2,213,461
                                                                             ------------           ------------
Cash and cash equivalents at end of period                                   $  2,931,676           $  5,630,852
                                                                             ============           ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                               $    500,400           $    405,000
  Cash paid during the period for interest on deposits and borrowings           5,454,962              4,841,785
                                                                             ============           ============
Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                     $         --           $    250,000

    The accompanying notes are an integral part of these financial statements

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)


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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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


                                                    Three Months Ended
                                             --------------------------------
                                             September 30,      September 30,
                                                 1999               1998
                                             -------------      -------------
Basic earnings per share:
    Net income                                  $240,410          $  208,329
    Average shares outstanding                   916,119           1,006,229
    Earnings per share                          $   0.26          $     0.21
Diluted earnings per share:
    Net income                                  $240,410          $  208,329
    Average shares outstanding                   916,119           1,006,229
    Stock options                                     --               5,837
                                                --------          ----------
    Diluted average shares outstanding           916,119           1,012,066
    Earnings per share                          $   0.26          $     0.21


                                                    Nine Months Ended
                                             --------------------------------
                                             September 30,      September 30,
                                                 1999               1998
                                             -------------      -------------
Basic earnings per share:
    Net income                                  $629,810          $  556,642
    Average shares outstanding                   915,051           1,013,930
    Earnings per share                          $   0.69          $     0.55
Diluted earnings per share:
    Net income                                  $629,810          $  556,642
    Average shares outstanding                   915,051           1,013,930
    Stock options                                    202              12,645
                                                --------          ----------
    Diluted average shares outstanding           915,253           1,026,575
    Earnings per share                          $   0.69          $     0.54


For the three and nine months ended September 30, 1999, options to purchase 105,325 and 92,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                           September 30, 1999
                                                    --------------------------------
                                                     Amortized              Market
                                                       Cost                 Value
                                                    -----------          -----------

U.S. government and government
    agency obligations:
       Due within one year                          $   500,000          $   501,095
       Due after one and within five years            1,508,503            1,484,171
       Due after five and within ten years            8,495,294            8,167,301
       Due after ten years                            6,908,446            6,534,744
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due within one year                              196,717              198,670
       Due after five and within ten years            2,519,277            2,491,499
       Due after ten years                            1,540,756            1,530,604
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,786,439            1,751,809
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,921,116            1,839,953
                                                    -----------          -----------
                                                    $25,376,548          $24,499,846
                                                    ===========          ===========

Investment securities available for sale:
                                                           September 30, 1999
                                                    --------------------------------
                                                     Amortized              Market
                                                       Cost                 Value
                                                    -----------          -----------

U.S. government and government
    agency obligations:
       Due after one and within five years          $ 4,500,737          $ 4,396,145
       Due after five and within ten years              500,000              480,155
Corporate Debentures                                    493,789              459,875
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                            2,022,972            1,952,396
Federal National Mortgage Association
    FNMA) certificates:
       Due after one and within five years              806,900              797,560
       Due after 10 years                             1,463,202            1,406,180
Mutual fund investment                                  545,508              538,675
Common stock portfolio                                1,464,021            1,234,349
                                                    -----------          -----------
                                                    $11,797,129          $11,265,335
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                                       September 30,
                                                                            1999
                                                                       ------------

Commercial real estate                                                 $ 14,422,012
Commercial business loans                                                19,229,363
Construction                                                                750,000
    Less- Deferred loan fees                                                 61,167
                                                                       ------------
                                                                         34,340,208
                                                                       ------------

Real estate loans:
    1-4 family                                                           93,013,265
    Construction                                                          1,468,594
                                                                       ------------
                                                                         94,481,859
    Deferred loan costs                                                      49,250
    Less- Undisbursed loan proceeds                                       1,278,267
                                                                       ------------
                                                                         93,252,842
Consumer loans:
    Collateral                                                              547,674
    Automobile                                                            2,500,379
    Home equity                                                          10,702,431
    Student                                                               2,336,524
    Credit cards                                                            473,550
    Other                                                                   493,554
    Deferred loan costs                                                      14,642
                                                                       ------------
                                                                         17,068,754
                                                                       ------------
                                                                        144,661,804
    Less- Allowance for loan losses                                         860,597
                                                                       ------------
                                                                       $143,801,207
                                                                       ============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                           Nine Months Ended
                                             September 30,
                                     ------------------------------
                                         1999             1998
                                     -------------    -------------

Balance at beginning of period          $571,183         $402,964
Provision for loan losses                315,000          122,000
Charge-offs                              (25,586)         (39,162)
                                        --------         --------
Balance at end of period                $860,597         $485,802
                                        ========         ========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of September 30, 1999 are as follows (amounts approximate):

    October 1, 1999 to September 30, 2000                             $ 39,842,414
    October 1, 2000 to September 30, 2001                               10,618,516
    October 1, 2001 to September 30, 2002                                3,141,166
    October 1, 2002 to September 30, 2003                                2,688,758
    October 1, 2003 and thereafter                                       1,935,406
                                                                      ------------
                                          TOTAL                       $ 58,226,260
                                                                      ============

    Certificates of $100,000 or more                                   $ 9,897,271
                                                                       ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                             ---------------------------
                                                                1999            1998
                                                             -----------     -----------

               Federal                                         $317,382        $292,708
               State                                             71,960          63,096
                                                               --------        --------
                                                               $389,342        $355,804
                                                               ========        ========

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 1999, and December 31, 1998, amounted to $635,816 and $301,801, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $37,000 and $107,000 during the three and nine months ended September 30, 1999 compared to $34,000 and $100,000 for the comparable periods of 1998.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of September 30, 1999, the Corporation had granted 109,079 options. The options are exercisable one year from the grant date in equal installments over a period of five years and as of September 30, 1999 there have been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

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



                                                                                                 To Be Well Capitalized
                                                                   For Capital Adequacy          Under Prompt Corrective
                                          Actual                          Purposes                  Action Provisions
                              -----------------------------     ----------------------------    --------------------------
                                 Amount            Ratio            Amount          Ratio          Amount         Ratio
                              ------------       ----------     --------------    ----------    ------------    ----------
Total Capital (to Risk
  Weighted Assets):
   As of September 30, 1999      $14,407           14.25%         =>$8,090          =>8.0%        =>$10,112       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
   As of September 30, 1999      $13,546           13.40%         =>$4,045          =>4.0%         =>$6,067        =>6.0%

Tier 1 Capital (to
  Average Assets):
   As of September 30, 1999      $13,546            7.41%         =>$7,315          =>4.0%         =>$9,143        =>5.0%


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $12.5 million as of September 30, 1999. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

In addressing year 2000 liquidity concerns, the Savings Bank entered into an arrangement with the Federal Home Loan Bank of Pittsburgh to receive $6.0 million in funding in both the third and fourth quarters of 1999.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Corporation does not have any derivative instruments or hedging activities as of September 30, 1999.

In February 1999, SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," was issued. This statement did not have a material effect on the Corporation's financial statements.

13. SUBSEQUENT EVENT:

Robert S. Zyla, President of the Savings Bank and Corporation, has departed in October 1999 due to a physical disability. Chairman and CEO of the Corporation and the Bank John A. Stiver and James M. Hein, Controller of the Corporation and Chief Financial Officer of the Bank, have assumed Mr. Zyla's responsibilities. John A. Stiver will assume the Presidency until a successor is named. Mr. Zyla will remain on the Board of Directors. As a result of Mr. Zyla's departure, the Company will expect to incur a one-time after tax charge of approximately $69,000 or $.08 per diluted share which will be incurred in the fourth quarter of 1999. This $69,000 charge is comprised of approximately $52,000 in MRP Plan expenses and approximately $17,000 in deferred salary expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), loan receivables to certain officers of the Savings Bank, deposits maintained at the Savings Bank and common stock of mostly savings associations or savings and loan holding companies (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities.

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

         At September 30, 1999, the Corporation's total assets amounted to $192.4 million compared with $177.4 million at December 31, 1998. The $15.0 million or 8.5% increase was primarily due to increases of $19.9 million or 16.1% in net loans receivable and $1.3 million or 3.5% in investment securities that was partially offset by a reduction in cash and cash equivalents of $7.2 million or 71.1%. The growth in net loans receivable was attributed to increases in commercial business and commercial real estate of $7.3 million or 27.7%, $11.7 million or 14.4% in one-to-four family residential real estate loans and $1.4 million or 8.7% in consumer loans. Decreased cash and cash equivalents of $7.2 million were primarily attributable to $20.2 million in new loans in excess of principal payments received on existing loans and a $1.3 million increase in investment securities which was partially offset by an increase in deposits and Federal Home Loan Bank ("FHLB") advances of $9.3 million and $6.0 million, respectively. Total stockholders' equity amounted to $15.0 million or 7.78% of total assets at September 30, 1999, compared to equity of $14.8 million or 8.32% of total assets at December 31, 1998. On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. The Corporation paid dividends totaling $.18 per share for the nine months ended September 30, 1999 compared to $.13 per share for the same period in 1998.

         The Corporation's nonperforming assets decreased $238,000 or 26.4% to $665,000 at September 30, 1999, compared to $903,000 at December 31, 1998. The decrease was primarily due to a decrease in nonperforming loans. There are three loans that management has identified as potential problems. The first is a Small Business Administration ("SBA") backed commercial real estate loan of $458,000 that is 75% guaranteed by the SBA. After realization of the collateral, management is of the opinion it may sustain a loss, but such loss has been adequately reserved and will not result in a material adverse effect on the Bank's financial position or results of operations. In addition, there are two commercial loans to another borrower that represent potential problem loans. At September 30, 1999, the balance outstanding of these loans totaled $497,000. In the opinion of management, the resolution of these potential loan problems will not have a material adverse effect on the Bank's financial position or results of operations.

         The following table sets forth the amounts and categories of the Savings Bank's non-performing assets at the dates indicated. The Savings Bank had no loans during the periods indicated below which should be classified as troubled debt restructurings.


                                     SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                     -------------  -------------   -------------
                                         1999            1998           1998
                                         ----            ----           ----
                                                (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential.......    $253           $483           $310
Consumer loans.......................     157            116             21
Commercial real estate...............      --             99             99
Commercial business loans............      50             --             --
                                         ----           ----           ----
  Total nonperforming loans..........     460            698            430
Real estate owned....................     205            205            242
                                         ----           ----           ----
  Total nonperforming assets.........    $665           $903           $672
                                         ====           ====           ====
Total nonperforming loans as a
  percentage of total loans..........     .32%           .56%           .36%
                                         ====           ====           ====


Total nonperforming assets as a
  percentage of total assets.........     .35%           .51%           .40%
                                         ====           ====           ====

RESULTS OF OPERATIONS
---------------------

         General--The Corporation's net income for the quarter ended September 30, 1999 was $240,000 or $.26 per diluted share compared to net income of $208,000 or $.21 per diluted share for the same quarter in the prior year. The $32,000 or 15.4% increase in net income for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 was primarily the result of an increase of $165,000 or 12.6% in net interest income before provision for loan losses and an increase in total other income of $92,000 or 73.0%. That increase was partially offset by increases of $131,000 or 12.5% and $78,000 or 185.7% in total other expenses and provision for losses on loans, respectively. The annualized return on average assets and return on average equity for the three months ended September 30, 1999 were .50% and 6.42%, respectively, compared to .49% and 5.30%, respectively, for the same period of 1998.

         The Corporation's net income for the nine months ended September 30, 1999 was $630,000 or $.69 per diluted share compared to net income of $557,000 or $.54 per diluted share for the comparable period of 1998. Excluding gains and losses on sales of investments and assets, net of tax, core net income for the nine months ended September 30, 1999 was $598,000 or $.65 per diluted share compared to $549,000 or $.53 per diluted share for the comparable period of 1998. The $49,000 or 8.9% increase in core net income was primarily the result of an increase of $472,000 or 12.7% in net interest income before provision for losses on loans and an increase in total other income of $216,000, net of the gains and losses on sales of investments and assets, that was partially offset by an increase in total other expenses of $428,000 or 14.1% and an increase in provision for losses on loans of $193,000 or 158.2%. The annualized return on average assets and return on average equity, excluding gains on sales of investments and assets, for the nine months ended

September 30, 1999 were .43% and 5.34%, respectively, compared to .45% and 4.64% for the same period of 1998.

         Net income for the quarter ended September 30, 1999 increased $55,000 or $.06 per share when compared to the quarter ended June 30, 1999. The primary reasons for the rise were increases of $88,000 in net interest income before provision for loan losses and other income of $23,000 which was partially offset by an increase in provision for losses on loans and income tax expense of $15,000 and $31,000, respectively. The increase of $88,000 in net interest income before provision for loan losses benefited by a $36,000 net change in collection of past due interest on loans. This equated to a $.02 per share effect when comparing the second and third quarters of 1999 earnings per share.

         INTEREST INCOME--The Corporation reported interest income of $3.4 million for the three months ended September 30, 1999, as compared to $3.0 million for the three months ended September 30, 1998. The increase of $364,000 or 12.0% for the quarter ended September 30, 1999, compared to the same period in the prior year can be attributed to a $483,000 or 21.4% increase in interest and fees on loans that was partially offset by a decrease of $140,000 or 24.1% in interest and dividends on other investment securities. The increase of $483,000 in interest and fees on loans was primarily the result of loan growth. Among the areas of focused growth within the Corporation's lending portfolio was commercial business and commercial real estate loans. Average balances for commercial business and commercial real estate loans, including net construction loans, during the third quarter of 1999 were $33.8 million, compared to $20.6 million for the same period in 1998. The average balances on total loans receivable, net of undisbursed loan proceeds, during the third quarter of 1999 were $142.3 million compared to $114.8 million for the same period in 1998.

         The Corporation reported interest income of $9.7 million for the nine months ended September 30, 1999, as compared to $8.6 million for the nine months ended September 30, 1998. The increase of $1.1 million or 12.8% for the nine months ended September 30, 1999, compared to the same period in the prior year can be attributed to a $1.4 million or 22.2% increase in interest and fees on loans that was partially offset by a decrease of $494,000 or 29.3% in interest and dividends on other investment securities. The increase of $1.4 million in interest and fees on loans was primarily the result of loan growth. Average balances for commercial business and commercial real estate loans, including net construction loans, during the nine months of 1999 were $31.0 million, compared to $17.0 million for the same period in 1998. The average balances on total loans receivable, net of undisbursed loan proceeds, during the nine months of 1999 were $134.7 million compared to $108.3 million for the same period in 1998.

         INTEREST EXPENSE--Interest expense increased $199,000 or 11.6% during the three months ended September 30, 1999 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities, which was partially offset by a reduction in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the third quarter of 1999 were $119.5 million and $54.5 million, respectively, compared to $101.3 million and $49.6 million, respectively, for the same period in 1998. The weighted average interest rate on interest-bearing liabilities during the third quarter of 1999 was 4.4% compared to 4.6% for the same period in 1998.

         Interest expense increased $575,000 or 11.7% during the nine months ended September 30, 1999 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities, which was partially offset by a reduction in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first nine months of 1999 were $116.3 million and $51.4 million, respectively, compared to $96.7 million and $48.5 million, respectively, for the same period in 1998. The weighted average interest rate on interest-bearing liabilities during the first nine months of 1999 was 4.4% compared to 4.5% for the same period in 1998.

         PROVISION FOR LOAN LOSSES--During the three and nine months ended September 30, 1999 the Corporation recorded provisions for losses on loans of $120,000 and $315,000, respectively, compared to $42,000 and $122,000, respectively, for the comparable periods in 1998. The Corporation recorded such provisions to adjust the Corporation's allowance for loan losses to a level deemed appropriate based upon a comprehensive methodology and procedural discipline which is updated on a monthly basis. This methodology includes:

     o A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     o The application of reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

     o The application of reserve allocations for all commercial and commercial real estate loans are calculated by using a risk rating system. Risk ratings are assigned to all loans based upon an internal review. There are ten risk ratings and each rating has a corresponding reserve factor that is used to calculate the required reserve.

     o The maintenance of a general unallocated reserve occurs in order to provide conservative positioning and protection against unknown events or circumstances that have occurred, but have not yet been identified by the Savings Bank through its credit administration process. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.

         After completion of this process, evaluation of the adequacy of the reserve and the establishment of the provision level for the next month are performed. The Corporation believes that the procedural discipline, systematic methodology, and comprehensive documentation of this monthly process provides appropriate support for accounting purposes.

         When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual, delinquent loans greater than sixty days and problem loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 180 days past due.

         The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.



                                                      SEPTEMBER 30, 1999         DECEMBER 31, 1998          SEPTEMBER 30, 1998
                                                     --------------------       --------------------        -------------------
                                                                   % OF                       % OF                        % OF
                                                                 LOANS IN                    LOANS IN                   LOANS IN
                                                                   EACH                        EACH                        EACH
                                                                 CATEGORY                    CATEGORY                    CATEGORY
                                                                 TO TOTAL                    TO TOTAL                    TO TOTAL
                                                      AMOUNT       LOANS          AMOUNT       LOANS         AMOUNT        LOANS
                                                      ------       -----          ------       -----         ------        -----
                                                                                (DOLLARS IN THOUSANDS)
  One-to-four family residential and
     construction .................................    $164        64.74%          $152        65.56%          $139        67.29%
  Commercial business, commercial real estate
     and construction .............................     537        23.57            349        21.95            274        19.85
Consumer:
  Automobile, home equity, student, share and
    other consumer ................................      73        11.69             70        12.49             73        12.86
 Allocation to general risk .......................      87           --             --           --             --           --
                                                       ----       ------           ----       ------           ----       ------
    Total .........................................    $861       100.00%          $571       100.00%          $486       100.00%
                                                       ====       ======           ====       ======           ====       ======

         OTHER INCOME--Total other income increased $88,000 and $216,000, net of gains and losses on sales of investments and assets, for the three and nine months ended September 30, 1999, respectively, compared to same periods in 1998. The increases were attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES--Total other expenses increased $131,000 or 12.5% for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. The increase in total other expenses occurred as a result of a $114,000 or 22.7% increase in salaries and employee benefits. The increase in employee salaries and benefits was the result of an additional employee hired for operations due to increased services provided by the Corporation, an additional employee hired for commercial loan expansion, and approved salary and bonus increases. Additionally, there was an increase of $13,000 in transaction processing costs. This increase was primarily due to growth in total transaction accounts.

         Total other expenses increased $428,000 or 14.1% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The increase in total other expenses occurred as a result of a $276,000 or 18.2% increase in salaries and employee benefits. The increase in employee salaries and benefits was the result of an additional employee hired for operations due to increased services provided by the Corporation, an additional employee hired for commercial loan expansion, and approved salary and bonus increases. Additionally, there were increases of $49,000, $44,000 and $33,000 in premises and occupancy costs, transaction processing costs and other expenses, respectively. These increases were primarily due to higher depreciation expenses associated with additional equipment needed to replace non-compliant computer, telephone and related equipment associated with Year 2000, higher consulting expenses, as the Corporation has outsourced some job functions, increased transaction processing costs associated with the growth in total transaction accounts and increased general operating expenses.

         INCOME TAXES--The Corporation incurred a provision for income taxes of $148,000 and $389,000 for the three and nine months ended September 30, 1999, respectively, as compared to $132,000 and $356,000 for the same period in the prior year. Such increases for 1999 as compared to 1998 were due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh to leverage its strong capital position. As of September 30, 1999, the Corporation had $57.0 million of outstanding advances from the FHLB of Pittsburgh.

         During the nine months ended September 30, 1999 and 1998, the Corporation's operating activities provided net cash of approximately $1.1 million and $384,000, respectively. The primary reasons for the $1.1 million net cash provided during the nine months ended September 30, 1999 were $630,000 in net income, $259,000 in depreciation of premises and equipment, and $315,000 in provision for loan losses, which was partially offset by a $201,000 increase in accrued interest receivable and a $149,000 decrease in income taxes payable. During the nine months ended September 30, 1998, the $384,000 net cash provided by operating activities was the result of $557,000 in net income, $223,000 in depreciation of premises and equipment, and a $65,000 increase in accrued interest payable, which was partially offset by a $319,000 and $295,000 increase in accrued interest receivable and other assets, respectively.

         Net cash used by investing activities was $23.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Corporation originated $20.2 million in new loans in excess of principal payments received on existing loans and purchased $4.5 million and $2.6 million of investment securities designated held to maturity and available for sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held to maturity securities and available for sale securities, respectively, that were called. This compares with net cash used by investing activities of $22.6 million for the nine months ended September 30, 1998. The primary reasons for the $22.6 million net cash used by investing activities was the Corporation had originated $21.3 million in new loans in excess of principal payments received on existing loans and purchased $9.2 million of investment securities designated held to maturity due to their longer term maturity structure. In addition, $3.5 million of held to maturity securities and $4.6 million of available for sale securities were called and $2.5 million available for sale securities were purchased in the first nine months of 1998.

         Net cash provided by financing activities for the nine months ended September 30, 1999, was $14.7 million. This was attributable to increases in core deposits and certificates of $9.3 million and $6.0 million in net Federal Home Loan Bank advances. During the same period last year, the Corporation experienced a $25.7 million increase in net cash provided by financing activities primarily due to a $11.0 million increase in core deposits and certificates in addition to increases in net Federal Home Loan Bank advances of $16.3 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 1999, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 7.09%, 7.09%, and 14.25%, respectively, which substantially exceeded applicable requirements.

YEAR 2000 ISSUES
----------------

         The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is a common substitute for the phrase "Year 2000."

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

         In 1997, a Y2K team was formed consisting of the President, Chief Financial Officer, two employees of the Savings Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of the Savings Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of the Savings Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet. Most products and services that the Corporation and the Savings Bank receive are Year 2000 ready. A few products will not be Year 2000 ready and these have been replaced or are scheduled to be replaced in 1999. The Savings Bank continues to monitor its suppliers of products and services to ensure their Year 2000 readiness. Contingency plans have been received from individual areas of the Savings Bank and combined into an overall bank wide plan.

         The Savings Bank has developed a testing plan that includes documentation for each vendor or product tested. The core application systems, personal computers and networks have been tested and are considered compliant.

         In the event that the Corporation's and its service providers' systems would not handle the date changeover, the impact on the Corporation is at this point uncertain. However, the Corporation's Y2K contingency plan would be enacted which would include evaluating the entire situation, contacting key personnel on January 1, 2000, off-line manual postings of all transactions currently done by our service provider and detailed procedures to all personnel in dealing with Y2K potential problems. This contingency plan has been tested and reviewed. Modifications have been and will continue to be implemented where deemed necessary.

         The Corporation's costs associated with Year 2000 include various costs for replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimates that the total Year 2000 project costs will not exceed $131,000 (pre-tax). As of September 30, 1999, the Corporation estimates that it has incurred $116,000 in connection with its Y2K project plan. Most of these incurred costs related to capital acquisitions and accordingly the capital related costs have been capitalized.

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




                                  PRESTIGE BANCORP, INC.

Dated:  November 15, 1999         By: /s/  John A. Stiver
                                     -----------------------
                                     John A. Stiver,
                                     Chief Executive Officer
                                     And Chairman of the Board


Dated:  November 15, 1999         By: /s/ James M. Hein
                                     -----------------------
                                     James M. Hein, Controller