Form 10-K
period 1999-12-31
PRESTIGE BANCORP INC
filed 2000-03-24
CIK 1011145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 [FEE REQUIRED]
       For the Fiscal Year Ended December 31, 1999

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

      Securities Registered Pursuant to Section 12(b) of the Act:
                                                                 --------
      Securities Registered Pursuant to Section 12(g) of the Act:    X
                                                                 --------
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $7.8 million. This figure is based on the reported closing bid in the NASDAQ system of $10.375 per share of the Registrant's Common Stock as of March 13, 2000. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 13, 2000, there were outstanding 980,964 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Parts I, Item I, II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000 (Part I).

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

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 1999, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP"), an officer loan totaling $236,000, debt and equity investments of $1.1 million, and deposits maintained at the Savings Bank. The Company has borrowed $150,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 1999, the Company had total consolidated assets of $200.6 million, total consolidated deposits of $120.5 million, total consolidated liabilities (including deposits) of $185.6 million and total consolidated equity of $15.0 million.

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

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund
(the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 5 full-service offices located in Allegheny and Washington Counties, Pennsylvania. At December 31, 1999, the Savings Bank had total assets of $199.2 million, total deposits of $120.5 million, total liabilities (including deposits) of $185.6 million and total equity of $13.6 million.

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

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 1999, by loan category and investment securities are shown on page 15 of the 1999 Annual Report to Shareholders. The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31, 1999 is shown on page 6 of the 1999 Annual Report to Shareholders. The amounts of the various deposit products of the Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 1999 is shown on pages 39, 40 and 41 of the 1999 Annual Report to Shareholders.

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

     The Savings Bank operates six automated teller machines ("ATMs"), one at each of the branch offices and one off-site ATM at a local convenience store. The Savings Bank is affiliated with a regional ATM network.

     As of December 31, 1999, the Savings Bank had a staff of 58 employees that consisted of 45 full-time and 13 part-time employees. Full-time equivalent employees averaged 51 in 1999.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, the University of Pittsburgh, PNC Bank Corp. and Mellon Bank Corp. With the contraction of the steel industry in the Pittsburgh area over the last 25 years, the number of manufacturing jobs in the Pittsburgh area has declined as well as the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels.

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

YEAR 2000 ISSUES

     The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. This problem is commonly referred to as the "Year 2000" problems, and the acronym "Y2K" is commonly substituted for the phrase "Year 2000."

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

     Due to Company's Y2K preparation, the Company did not experience any significant Y2K problems. Although the Company is unable at this time to assess any future impact of any other dates which might cause Y2K failures, management does not believe at the current time that the cost of remediating these Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

     The Company's costs associated with Year 2000 included replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Company's personnel time, the Company estimated that the total Year 2000 project costs would not exceed $131,000 (pre-tax). As of December 31, 1999, the Company estimated that it had incurred $116,000 in connection with its Y2K project plan. Most of these costs related to equipment acquisitions and accordingly such costs have been capitalized.

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

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Savings Bank was in compliance with the above restrictions.

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

     Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Gramm-Leach-Bliley Act (the "GLB Act") defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

     Under current law, so-called "unitary savings and loan holding companies" (i.e., those that control only one savings association and have no other depository institution subsidiaries) are not generally subject to any restrictions on the non-banking activities in which they may engage (either directly or through a subsidiary). The GLB Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that (i) are currently permitted for multiple savings and loan holding companies or (ii) are permissible for financial holding companies (as described above) (collectively "permissible activities"). The GLB Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The GLB Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

     One significant change in the law which could indirectly affect the Company is a change in the ability to become a unitary savings and loan holding company. In general, the Company, as a unitary savings and loan holding company, may engage, through non-banking subsidiaries, in whatever activities it wants to engage in.

     The new law protects the existing rights of the Company to engage in a wide range of activities. However, there can be no new unitary savings and loan holding companies and existing companies cannot take advantage of the old law by acquiring a pre-existing unitary savings and loan holding company. This could adversely affect the market price of the stock of existing savings and loan holding companies because acquisitions of them could cause them to lose their broad powers to engage in non-banking activities.

     One aspect of the GLB Act that will impact the Company during the coming year is the portion that deals with the protection of consumer privacy. The privacy requirements of the GLB Act are to be enforced through regulations implemented by the various federal regulatory agencies, along with state insurance agencies and the Federal Trade Commission. The FDIC and OTS have already issued proposed regulations, and these regulations are to be formally adopted by May 13, 2000. These rules are scheduled to take effect on November 13, 2000.

     The Company has reviewed the proposed rules and does not believe compliance with these rules will have any material adverse effect on the current operations of the Savings Bank.

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     General. The Savings Bank is subject to examination and comprehensive regulation by the OTS that is the Savings Bank's chartering authority. The Savings Bank is also regulated by the FDIC, the administrator of the SAIF that provides insurance for the deposits of the Savings Bank. The Savings Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the Federal Home Loan Bank System (the "FHLB System").

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1999, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.99 million that was below the Savings Bank's loans to one borrower limit of $2.03 million at such date.

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

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Savings Bank maintained 89.22% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

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

     Liquidity. On November 24, 1997, the OTS published its final rule on changes to liquidity requirement calculations in order to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. Under the new rule, the Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than 4.0% of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions. The rule eliminates a separate limit that required each savings institution to maintain an average daily balance of short-term liquid assets equal to 1.0% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 1999 was 32.64%, which exceeded the new applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's overall asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 1999, 1998 and 1997 totaled $45,000, $45,000 and $36,000, respectively.

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

     The Federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Safety and Soundness Guidelines") and a final rule which implements the safety and soundness standards established by FDICIA. The Safety and Soundness Guidelines and the final rule set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Safety and Soundness Guidelines address internal controls and information systems: internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies have also adopted guidelines relating to asset quality and earnings standards. These standards are now part of the Safety and Soundness Guidelines applicable to the Savings Bank. If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Safety and Soundness Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

     The capital standards require core capital (as defined above) equal to at least 3% of adjusted total assets (as defined by regulation). As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1999, the Savings Bank had no intangibles that would affect the application of these tests.

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

     At December 31, 1999, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see page 42 of the 1999 Annual Report to Shareholders. For further information on interest rate risk, see pages 12 through 14 of the 1999 Annual Report.

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

     As of December 31, 1999, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier I risk-based capital ratio of 6% or more, and a leverage capital ratio of 5.0% or more), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rates varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ended December 31, 1999, the insurance fund assessment paid by the Savings Bank was 6.45 basis points.

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

     Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a one time special assessment of 65.7 basis points against insured deposits of the Savings Bank as of March 31, 1995. This special assessment was charged against all financial institutions with deposits insured by the SAIF. This special assessment was used to provide a capital infusion into the SAIF. The money collected will capitalize the thrift fund and let thrift premiums be brought in line with those of commercial banks by the year 2000. Fiscal 2000 FDIC assessments are expected to be 2.4 basis points.

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

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999, of $3.6 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, dividends from the FHLB to the Savings Bank amounted to $200,000, $158,000 and $89,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations in fiscal 1999 generally required that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts greater than $46.5 million, the reserve requirement was $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

FEDERAL AND STATE TAXATION

     General. The Company and the Savings Bank are subject to the corporate tax provisions of the Internal Revenue Code (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

     Fiscal Year. The Company and the Savings Bank will file a consolidated Federal income tax return on a December 31 year-end basis.

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

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. The Savings Bank had maintained the applicable residential loan requirement; and this recapture commenced with the taxable year that began January 1, 1998. As of December 31, 1999, the Savings Bank had an applicable excess reserve balance remaining of approximately $85,000. Approximately $21,300 will be recaptured on an annual basis over the next four fiscal years.

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

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 1999. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

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

     Federal Income Tax Returns. The Company's and the Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 1998 (a consolidated Federal income tax return has been filed by the Company and the Savings Bank for the taxable year ended December 31, 1996; and a consolidated return for the Company and the Savings Bank will be filed for each tax year commencing on and after January 1, 1997). The Company and the Savings Bank's corporate income tax returns have been examined by the IRS through December 31, 1997. There were no material findings.

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

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          Information required by this section is presented on pages 15 and 16 of the 1999 Annual Report and is incorporated herein by reference.

     II.  Investment Portfolio.

          Information required by this section is presented on pages 34 through 39 of the 1999 Annual Report and is incorporated herein by reference.

     III.  Loan Portfolio.

           Information required by this section is presented on pages 22 through 33 of the 1999 Annual Report and is incorporated herein by reference.

     IV.  Summary of Loan Loss Experience.

          Information required by this section is presented on pages 30 through 33 of the 1999 Annual Report and is incorporated herein by reference.

     V.  Deposits.

         Information required by this section is presented on pages 39 through 41 of the 1999 Annual Report and is incorporated herein by reference.

     VI.  Return on Equity and Assets.

          Information required by this section is presented on pages 6 through 7 of the 1999 Annual Report and is incorporated herein by reference.

     VII. Short-Term Borrowing.

          Information required by this section is presented on page 41 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 1999.

                                                           NET BOOK VALUE
                                                            OF PROPERTY      AMOUNT OF
           DESCRIPTION/ADDRESS             LEASED/OWNED    (IN THOUSANDS)    DEPOSITS
           -------------------             ------------    --------------    ---------
Corporate and Main Office:
710 Old Clairton Road                         Owned            $1,106         $44,336
Pleasant Hills, Pennsylvania 15236

Branch Offices:
543 Brownsville Road                          Owned            $  420         $40,572
Mt. Oliver, Pennsylvania 15210

6257 Library Road                             Leased              N/A         $22,375
Bethel Park, Pennsylvania 15102

125 West Beau Street                          Leased              N/A         $ 6,463
Washington, Pennsylvania 15301

603 Scenery Drive                             Leased              N/A         $ 6,745
Elizabeth Township, Pennsylvania 15037

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 1999, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pages 5-8 of the 1999 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 6-8 of the 1999 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 9-22 of the 1999 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 12-14 of the 1999 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS

     Pages 43-72 of the 1999 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 4-7 of the Registrant's definitive Proxy Statement dated March 23, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to pages 9-12 of the Registrant's definitive Proxy Statement dated March 23, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 1-6 of the Registrant's definitive Proxy Statement dated March 23, 2000.

ITEM 13.  CERTAIN TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference to pages 11-12 and pages 21 and 22 of the Registrant's definitive Proxy Statement dated March 23, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     The following information appearing in the Registrant's 1999 Annual Report to Shareholders for the year ended December 31, 1999 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                PAGES IN
ANNUAL REPORT SECTION                                          ANNUAL REPORT
---------------------                                          -------------
Independent Auditors' Report................................         43

Consolidated Balance Sheets.................................         44

Consolidated Statements of Income...........................         45

Consolidated Statements of Stockholders' Equity.............         46

Consolidated Statements of Cash Flows.......................         47

Notes to Consolidated Financial Statements..................      48-72

  (a)(2) FINANCIAL STATEMENT SCHEDULES

     All financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

  (a)(3) EXHIBITS REQUIRED BY ITEM 601

                                                                                  PAGE # WHERE
                                                                                ATTACHED EXHIBITS
                                                              REFERENCE TO     ARE LOCATED IN THIS
                                                            PRIOR FILING OR     FORM 10-K REPORT
REGULATION S-K                                               EXHIBIT NUMBER     OR THE INTEGRATED
EXHIBIT NUMBER                   DOCUMENT                   ATTACHED HERETO       ANNUAL REPORT
--------------   ----------------------------------------  ------------------  -------------------
   3.1           Certificate of Incorporation of Prestige          *             Not Applicable
                 Bancorp, Inc.
   3.2           Bylaws of Prestige Bancorp, Inc.                  *             Not Applicable
   4             Rights of Security Holders                      *****           Not Applicable
  10.1           1997 Recognition and Retention Plan and          ***            Not Applicable
                 Trust for Officers, Directors and
                 Employees**
  10.2           1997 Stock Option Plan for Officers,             ***            Not Applicable
                 Directors and Employees**
  10.3           Employment Agreement among the Company,           *             Not Applicable
                 the Savings Bank and Patricia A. White
                 and James M. Hein, dated June 27, 1996**
  10.4           Loan Documents with FHLB of Pittsburgh           10.4          (filed with SEC;
                                                                               copy available from
                                                                               Company on request)
  10.5           Employment Agreement among the Company,          10.5          (filed with SEC,
                 the Savings Bank and John A. Stiver                           copy available from
                 dated as of December 30, 1998**                               Company on request)

                                                                                  PAGE # WHERE
                                                                                ATTACHED EXHIBITS
                                                              REFERENCE TO     ARE LOCATED IN THIS
                                                            PRIOR FILING OR     FORM 10-K REPORT
REGULATION S-K                                               EXHIBIT NUMBER     OR THE INTEGRATED
EXHIBIT NUMBER                   DOCUMENT                   ATTACHED HERETO       ANNUAL REPORT
--------------   ----------------------------------------  ------------------  -------------------
  11             Statement re: Computation of Per Share           ****         Pages 50-51 of the
                 Earnings                                                      1999 Annual Report
  13             Annual Report to Shareholders               Not Applicable           ****
  21             Subsidiaries of Registrant                        *             Not Applicable
  27             Financial Data Schedule                   (For SEC use only)  (For SEC use only)

---------------
     * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83666) filed by the Company with the SEC on May 9, 1996, as amended.

   ** Management plan or compensatory plan or arrangement.

  *** Incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting filed by the Company with the SEC on April 4, 1997.

 **** The Annual Report for 1999 is included as part of this integrated filing of 1999 Annual Report to Shareholders and Form 10-K Report.

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

  (b) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

                                            PRESTIGE BANCORP, INC.

Date: March 23, 2000

                                            By:       /s/ JOHN A. STIVER
                                              ----------------------------------
                                                        John A. Stiver
                                                    Chairman of the Board,
                                                   Chief Executive Officer
                                                        and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN A. STIVER
------------------
John A. Stiver,
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 23, 2000

/s/ PATRICIA A. WHITE
---------------------
Patricia A. White
Executive Vice-President, Treasurer and Director
Date: March 23, 2000

/s/ JAMES M. HEIN
-----------------
James M. Hein
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date: March 23, 2000

/s/ MARTIN W. DOWLING
---------------------
Martin W. Dowling
Director
Date: March 23, 2000

/s/ MICHAEL R. MACOSKO
----------------------
Michael R. Macosko
Director
Date: March 23, 2000

/s/ MARK R. SCHOEN
------------------
Mark R. Schoen
Director
Date: March 23, 2000

/s/ CHARLES P. MCCULLOUGH
-------------------------
Charles P. McCullough
Director
Date: March 23, 2000