Form 10-Q
period 2000-03-31
PRESTIGE BANCORP INC
filed 2000-05-12
CIK 1011145

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ________________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                         25-1785128
------------------------------------------------        -----------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
organization)                                           Identification Number)

              710 Old Clairton Road
          Pleasant Hills, Pennsylvania                           15236
------------------------------------------------        -----------------------
    (Address of principal executive office)                    (Zip Code)

                                 (412) 655-1190
        ---------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2000 there were 947,116 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                               TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                                 PAGE
-------       ---------------------                                                                                 ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 2000 (unaudited) and December 31, 1999                                                        1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 2000 and 1999 (unaudited)                                                        2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 2000 and 1999 (unaudited)                                          3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 2000 and 1999 (unaudited)                                                        4

              Notes to Consolidated Financial Statements (unaudited)                                                  5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          12


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                      18
Item 2.       Changes in Securities                                                                                  18
Item 3.       Defaults upon Senior Securities                                                                        18
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    18
Item 5.       Other Information                                                                                      18
Item 6.       Exhibits and Reports on Form 8-K                                                                       18

SIGNATURES                                                                                                           19
----------

                             PRESTIGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,             December 31,
                                                                                   2000                    1999
                                                                                ------------           ------------
ASSETS                                                                          (Unaudited)
------

Cash and due from banks                                                         $    842,311           $  1,411,002
Interest-bearing deposits with banks                                               2,984,780              3,787,311
Investment securities:
     Available for sale                                                           10,700,384             10,985,172
     Held to maturity (market value $22,768,454 and
       $23,027,655 respectively)                                                  24,091,551             24,361,002
Net loans                                                                        155,359,417            150,962,353
Federal Home Loan Bank stock, at cost                                              3,648,900              3,648,900
Premises and equipment, net                                                        2,504,861              2,503,345
Accrued interest receivable                                                        1,332,041              1,177,480
Deferred tax asset                                                                   641,717                548,118
Other assets                                                                       1,303,912              1,187,636
                                                                                ------------           ------------
Total assets                                                                    $203,409,874           $200,572,319
                                                                                ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Non-interest-bearing deposits                                              $  7,895,387           $  7,537,107
     Interest-bearing deposits                                                   114,799,721            112,953,650
                                                                                ------------           ------------
           Total deposits                                                        122,695,108            120,490,757

     Federal Home Loan Bank advances                                              63,477,000             62,977,000
     Advance payments by borrowers for taxes and insurance                         1,351,906              1,068,008
     Income taxes payable                                                            261,819                163,736
     Accrued interest payable                                                        592,645                422,971
     Other liabilities                                                               425,410                496,558
                                                                                ------------           ------------
           Total liabilities                                                     188,803,888            185,619,030
                                                                                ------------           ------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                           --                     --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,162,313 shares issued at March 31, 2000 and December 31, 1999             1,162,313              1,162,313
     Treasury stock at cost: 215,197 and 172,349 shares at
       March 31, 2000 and December 31, 1999, respectively                         (2,690,973)            (2,246,618)
     Additional paid-in-capital                                                   11,586,006             11,581,741
     Unearned ESOP shares: 77,861 and 79,007 shares at
       March 31, 2000 and December 31, 1999, respectively                           (654,310)              (654,310)
     Retained earnings - substantially restricted                                  5,714,184              5,543,671
     Accumulated other comprehensive income                                         (511,234)              (433,508)
                                                                                ------------           ------------
           Total stockholders' equity                                             14,605,986             14,953,289
                                                                                ------------           ------------
Total liabilities and stockholders' equity                                      $203,409,874           $200,572,319
                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       2000                1999
                                                                    ----------          ----------
Interest income:
  Interest and fees on loans                                        $2,964,231          $2,445,202
  Interest on mortgage-backed securities                               179,783             189,817
  Interest and dividends on other investment securities                436,091             351,640
  Interest on deposits in other financial institutions                  35,467             114,727
                                                                    ----------          ----------
       Total interest income                                         3,615,572           3,101,386
                                                                    ----------          ----------
Interest expense:
  Interest on deposits                                               1,183,332           1,086,123
  Advances from Federal Home Loan Bank                                 915,830             690,778
                                                                    ----------          ----------
       Total interest expense                                        2,099,162           1,776,901
                                                                    ----------          ----------
       Net interest income                                           1,516,410           1,324,485

Provision for loan losses                                              120,000              90,000
                                                                    ----------          ----------
       Net interest income after provision for loan losses           1,396,410           1,234,485
                                                                    ----------          ----------
Other income:
  Fees and service charges                                             206,566             161,517
  Gain on sale of investments                                            7,546              39,250
  Gain on sale of assets                                                 1,995               1,995
  Other income, net                                                      3,419               3,398
                                                                    ----------          ----------
       Total other income                                              219,526             206,160
                                                                    ----------          ----------
Other expenses:
  Salaries and employee benefits                                       641,182             568,179
  Premises and occupancy costs                                         151,535             145,613
  Federal deposit insurance premiums                                     6,226              15,544
  Data processing costs                                                 67,546              63,446
  Advertising costs                                                     35,433              25,762
  Transaction processing costs                                          87,049              76,656
  ATM transaction fees                                                  39,761              31,626
  Other expenses                                                       195,818             184,625
                                                                    ----------          ----------
       Total other expenses                                          1,224,550           1,111,451
                                                                    ----------          ----------
       Income before income tax expense                                391,386             329,194

Income tax expense                                                     151,576             124,786
                                                                    ----------          ----------
Net income                                                          $  239,810          $  204,408
                                                                    ==========          ==========
Basic earnings per share:
  Net income                                                        $     0.26          $     0.22
  Weighted average number of common shares outstanding                 906,327             913,971
Diluted earnings per share:
  Net income                                                        $     0.26          $     0.22
  Weighted average number of common shares outstanding                 906,327             914,577


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                   Common
                                                                    Stock                         Additional
                                               Comprehensive      $1.00 par        Treasury        Paid-in        Unearned
                                                   Income           value           Stock          Capital       ESOP Shares
                                               -------------      ----------     ------------    -----------     -----------
BALANCE, December 31, 1999                                        $1,162,313     $(2,246,618)    $11,581,741     $(654,310)
     Allocation of 1,146 ESOP shares                                      --              --           4,265            --
     Cash dividends declared:
       Common stock ($.07 per share)                                      --              --              --            --
     Treasury stock purchases, 42,848                                     --        (444,355)             --            --
       shares
     Net income                                  $ 239,810                --              --              --            --
     Net unrealized losses on available
       for sale securities, net of tax             (82,350)               --              --              --            --
       of $54,900
     Reclassification adjustment for
       gains realized in net income net
       of tax of $2,922                              4,624
                                                 ---------

     Comprehensive income                        $ 162,084
                                                 =========        ----------     -----------     -----------     ---------
BALANCE, March 31, 2000                                           $1,162,313     $(2,690,973)    $11,586,006     $(654,310)
                                                                  ==========     ===========     ===========     =========


BALANCE, December 31, 1998                                        $1,100,090     $(2,161,243)    $10,727,677     $(690,380)
     Allocation of 1,070 ESOP shares                                      --              --           7,145            --
     Cash dividends declared:
       Common stock ($.06 per share)                                      --              --              --            --
     Stock dividend declared:
       Common stock (5% per share)                                    62,223              --         830,321            --
       Cash in lieu of stock                                              --              --              --            --
     Net income                                  $ 204,408                --              --              --            --
     Net unrealized losses on available
       for sale securities, net of tax            (103,152)               --              --              --            --
       of $68,768
     Reclassification adjustment for
       gains realized in net income net
       of tax of $14,895                            24,355
                                                 ---------

     Comprehensive income                        $ 125,611
                                                 =========        ----------     -----------     -----------     ---------
BALANCE, March 31, 1999                                           $1,162,313     $(2,161,243)    $11,565,143     $(690,380)
                                                                  ==========     ===========     ===========     =========


                                                              Accumulated
                                                                 Other
                                                Retained     Comprehensive
                                                Earnings         Income             Total
                                               ----------    -------------      ------------
BALANCE, December 31, 1999                     $5,543,671      $(433,508)       $14,953,289
     Allocation of 1,146 ESOP shares                   --             --              4,265
     Cash dividends declared:
       Common stock ($.07 per share)              (69,297)            --            (69,297)
     Treasury stock purchases, 42,848                  --             --           (444,355)
       shares
     Net income                                   239,810             --            239,810
     Net unrealized losses on available
       for sale securities, net of tax                 --        (82,350)           (82,350)
       of $54,900
     Reclassification adjustment for
       gains realized in net income net
       of tax of $2,922                                            4,624              4,624

     Comprehensive income
                                               ----------      ---------        -----------
BALANCE, March 31, 2000                        $5,714,184      $(511,234)       $14,605,986
                                               ==========      =========        ===========


BALANCE, December 31, 1998                     $5,826,182      $ (42,421)       $14,759,905
     Allocation of 1,070 ESOP shares                   --             --              7,145
     Cash dividends declared:
       Common stock ($.06 per share)              (56,990)            --            (56,990)
     Stock dividend declared:
       Common stock (5% per share)               (892,544)            --                 --
       Cash in lieu of stock                       (4,901)            --             (4,901)
     Net income                                   204,408             --            204,408
     Net unrealized losses on available
       for sale securities, net of tax                 --       (103,152)          (103,152)
       of $68,768
     Reclassification adjustment for
       gains realized in net income net
       of tax of $14,895                                          24,355             24,355

     Comprehensive income
                                               ----------      ---------        -----------
BALANCE, March 31, 1999                        $5,076,155      $(121,218)       $14,830,770
                                               ==========      =========        ===========

The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            -----------------------------------
                                                                                                2000                  1999
                                                                                            ------------           ------------
Operating activities:
  Net income                                                                                $    239,810           $    204,408
                                                                                            ------------           ------------
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
     Depreciation of premises and equipment                                                       85,005                 84,921
     Amortization of premiums and discounts, net                                                     185                 11,893
     Non cash compensation expense related to MRP Plan                                            29,772                 34,301
     Non cash compensation expense related to ESOP benefit                                        17,105                 19,985
     Loss on sale of mutual funds                                                                     --                 17,625
     Gain on sale of equity securities                                                            (7,546)               (56,875)
     Provision for loan losses                                                                   120,000                 90,000
     Decrease in other liabilities                                                               (83,988)               (43,839)
     Increase (decrease) in accrued interest payable                                             169,674                 (9,393)
     Increase in income taxes payable                                                             98,083                 89,978
     Increase in deferred income taxes                                                           (41,782)               (35,191)
     Increase in accrued interest receivable                                                    (154,561)              (100,422)
     (Increase) decrease in other assets                                                        (146,048)               136,618
                                                                                            ------------           ------------
       Total adjustments                                                                          85,899                239,601
                                                                                            ------------           ------------
       Net cash provided by operating activities                                                 325,709                444,009
                                                                                            ------------           ------------
Investing activities:
  Loan originations                                                                          (14,147,872)           (15,700,086)
  Principal payments on loans                                                                  9,630,808             10,957,978
  Principal payments on mortgage-backed securities available for sale                            145,682                248,436
  Principal payments on mortgage-backed securities held to maturity                              261,001                429,580
  Principal payments on investment securities held to maturity                                     7,882                240,136
  Proceeds from calls of held to maturity investment
     securities                                                                                       --              3,000,000
  Proceeds from sale of available for sale mutual funds                                               --                733,931
  Proceeds from sale of equity securities                                                         26,000                115,000
  Proceeds from calls of available for sale investment securities                                     --              1,000,000
  Purchases of available for sale mortgage backed
     securities                                                                                       --             (1,500,000)
  Purchases of available for sale investment securities                                           (8,508)            (2,046,527)
  Purchases of held to maturity investment securities                                                 --             (2,500,000)
  Purchases of premises and equipment                                                            (86,521)              (106,497)
                                                                                            ------------           ------------
       Net cash used by investing activities                                                  (4,171,528)            (5,128,049)
                                                                                            ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance                            283,898                 10,791
  Proceeds from Federal Home Loan Bank advances                                               14,000,000                     --
  Payments on Federal Home Loan Bank advances                                                (13,500,000)            (2,000,000)
  Net increase in Money Market, NOW and Passbook savings accounts                              2,035,342              2,956,091
  Net increase in certificate accounts                                                           169,009              1,765,869
  Purchases of treasury stock                                                                   (444,355)                    --
  Cash in lieu of stock dividend on fractional shares                                                 --                 (4,901)
  Common stock cash dividends paid                                                               (69,297)               (56,990)
                                                                                            ------------           ------------
       Net cash provided by financing activities                                               2,474,597              2,670,860
                                                                                            ------------           ------------
Net decrease in cash and cash equivalents                                                     (1,371,222)            (2,013,180)
Cash and cash equivalents at beginning of period                                               5,198,313             10,152,957
                                                                                            ------------           ------------
Cash and cash equivalents at end of period                                                  $  3,827,091           $  8,139,777
                                                                                            ============           ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                                              $     95,275           $     70,000
  Cash paid during the period for interest on deposits and borrowings                          1,929,488              1,786,293
                                                                                            ============           ============
Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                                    $     17,000           $         --


    The accompanying notes are an integral part of these financial statements

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. BASIS OF ORGANIZATION:

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc., (the Corporation), a Pennsylvania corporation. The Plan provided that the holding company offer nontransferable subscription rights to purchase common stock of the holding company. The rights were offered first to eligible account holders of record, a tax-qualified employee stock ownership plan to be adopted by the Bank, supplemental eligible account holders, certain other depositors and borrowers, and directors, officers and employees.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)), at $10.00 per share. Simultaneously there was a corresponding exchange of all of the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds were retained by the Corporation net of $770,410 which was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Corporation's Annual Report and Form 10-K.

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

                                                    Three Months Ended
                                                ---------------------------
                                                March 31,         March 31,
                                                  2000              1999
                                                --------          --------
Basic earnings per share:
    Net income                                  $239,810          $204,408
    Average shares outstanding                   906,327           913,971
    Earnings per share                          $   0.26          $   0.22
Diluted earnings per share:
    Net income                                  $239,810          $204,408
    Average shares outstanding                   906,327           913,971
    Stock options                                     --               606
                                                --------          --------
    Diluted average shares outstanding           906,327           914,577
    Earnings per share                          $   0.26          $   0.22

For the three months ended March 31, 2000 and 1999, options to purchase 107,426 and 92,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 which was paid on March 19, 1999. All per share data have been restated to reflect the stock dividend.

Comprehensive Income

The Corporation follows SFAS No. 130, "Reporting Comprehensive Income". This accounting standard requires the reporting of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this standard, some of those changes in equity were displayed in the income statement, while others were included directly in balances within a separate component of equity in the balance sheet.

3. INVESTMENT SECURITIES:
   ----------------------

The cost and market values of investment securities are summarized as follows:

Investment securities held to maturity:

                                                            March 31, 2000
                                                    --------------------------------
                                                     Amortized              Market
                                                        Cost                Value
                                                    -----------          -----------
U.S. government and government
    agency obligations:
       Due within one year                          $ 1,000,480          $   993,440
       Due after one and within five years              505,341              475,248
       Due after five and within ten years            8,495,559            7,999,185
       Due after ten years                            6,863,920            6,340,574
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years            2,301,521            2,227,131
       Due after ten years                            1,381,779            1,363,292
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,688,961            1,632,489
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,853,990            1,737,095
                                                    -----------          -----------
                                                    $24,091,551          $22,768,454
                                                    ===========          ===========

Investment securities available for sale:

                                                            March 31, 2000
                                                    --------------------------------
                                                     Amortized              Market
                                                        Cost                Value
                                                    -----------          -----------
U.S. government and government
    agency obligations:
       Due within one year                          $ 1,000,280          $   990,310
       Due after one and within five years            3,500,000            3,349,025
       Due after five and within ten years              500,000              470,315
Corporate Debentures                                    493,897              462,340
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                            1,956,001            1,847,471
Federal National Mortgage Association
    FNMA) certificates:
       Due within one year                              711,989              704,199
       Due after ten years                            1,416,088            1,331,064
Mutual fund investment                                  561,295              553,912
Common stock portfolio                                1,412,891              991,748
                                                    -----------          -----------
                                                    $11,552,441          $10,700,384
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                             March 31,
                                               2000
                                           ------------
Real estate loans:
  1-4 family                               $ 99,199,472
  Construction                                2,512,200
         Commercial real estate              16,068,436
                                           ------------
                                            117,780,108
  Less- Undisbursed loan proceeds             1,014,510
                                           ------------
                                            116,765,598

Commercial business loans:                   21,895,719

Consumer loans:
  Home equity                                11,241,486
  Student                                     2,418,085
  Automobile                                  2,482,036
  Collateral                                    594,990
  Credit cards                                  551,870
  Personal unsecured/other                      501,503
                                           ------------
                                             17,789,970
                                           ------------
                                            156,451,287
  Less- Allowance for loan losses             1,093,280
  Deferred loan costs                            (1,410)
                                           ------------
                                           $155,359,417
                                           ============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                              Three Months Ended
                                                   March 31,
                                        -----------------------------
                                           2000                1999
                                        ----------           --------
Balance at beginning of period          $  982,588           $571,183
Provision for loan losses                  120,000             90,000
Charge-offs                                 (9,308)            (9,647)
                                        ----------           --------
Balance at end of period                $1,093,280           $651,536
                                        ==========           ========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of March 31, 2000 are as follows (amounts approximate):

     April 1, 2000 to March 31, 2001                      $38,363,295
     April 1, 2001 to March 31, 2002                        9,386,753
     April 1, 2002 to March 31, 2003                        4,685,241
     April 1, 2003 to March 31, 2004                        2,964,499
     April 1, 2004 and thereafter                           2,588,314
                                                          -----------
                                           TOTAL          $57,988,102
                                                          ===========

     Certificates of $100,000 or more                     $10,598,726
                                                          ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                               Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2000              1999
                                           --------          --------
     Federal                               $123,547          $103,360
     State                                   28,029            21,426
                                           --------          --------
                                           $151,576          $124,786
                                           ========          ========

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 2000, and December 31, 1999, amounted to $623,316 and $634,845, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $30,000 during the three months ended March 31, 2000 compared to $34,000 for the comparable period of 1999.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of March 31, 2000, the Corporation had granted 109,079 options of which 1,146 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of March 31, 2000, there had been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 which was paid on March 19, 1999. All option data above have been restated to reflect the stock dividend.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its strong risk based capital ratios, the Corporation believes that the Savings Bank does not have to deduct any amount from capital for interest-rate risk (amounts in thousands).


                                                                                                        To Be Well Capitalized
                                                                         For Capital                   Under Prompt Corrective
                                         Actual                       Adequacy Purposes                    Action Provisions
                                ------------------------           ------------------------           ---------------------------
                                 Amount           Ratio             Amount           Ratio             Amount              Ratio
                                --------         -------           --------         -------           --------            -------
Total Capital (to Risk
  Weighted Assets):
         As of
March 31, 2000                   $15,083          13.74%            >$8,783          >8.0%            >$10,979             >10.0%
                                                                    =                =                =                    =
Tier 1 Capital (to Risk
  Weighted Assets):
         As of
March 31, 2000                   $13,990          12.74%            >$4,392          >4.0%            >$6,587              >6.0%
                                                                    =                =                =                    =
Tier 1 Capital (to
  Average Assets):
         As of
March 31, 2000                   $13,990           6.94%            >$8,059          >4.0%            >$10,074             >5.0%
                                                                    =                =                =                    =

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $13.7 million as of March 31, 2000. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

The Financial Accounting Standards Board ("FASB") has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As amended by SFAS 137, the standard is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Corporation for the year ended December 31, 2001. The impact of adoption is not expected to materially affect the Corporation's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), an officer loan, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of March 31, 2000, the Corporation had outstanding borrowings of $375,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

         At March 31, 2000, the Corporation's total assets amounted to $203.4 million compared with $200.6 million at December 31, 1999. The $2.8 million or 1.4% increase was primarily due to increases of $4.4 million or 2.9% in net loans receivable that was partially offset by a reduction in cash and cash equivalents of $1.4 million or 26.4%. The growth in net loans receivable was attributed to increases in commercial business and commercial real estate of $983,000 or 2.7%, $3.0 million or 3.1% in one-to-four family residential real estate loans and $457,000 or 2.6% in consumer loans. Decreased cash and cash equivalents of $1.4 million were primarily attributable to $4.5 million in new loans in excess of principal payments received on existing loans which was partially offset by an increase in deposits and Federal Home Loan Bank ("FHLB") advances of $2.2 million and $500,000, respectively. Total stockholders' equity amounted to $14.6 million or 7.18% of total assets at March 31, 2000, compared to equity of $15.0 million or 7.46% of total assets at December 31, 1999. The $347,000 decrease in stockholders' equity was primarily attributable to stock repurchases of $444,000 and cash dividends of $69,000. This was partially offset by net income of $240,000. The Corporation paid dividends totaling $.07 per share for the three months ended March 31, 2000 compared to $.06 per share for the same period in 1999.

         The Corporation's nonperforming assets increased $689,000 or 51.6% to $2.0 million at March 31, 2000, compared to $1.3 million at December 31, 1999. The increase was primarily due to an rise in nonperforming commercial business loans from $131,000 at December 31, 1999 to $588,000 at March 31, 2000. The $588,000 of nonperforming commercial business loans was comprised of ten loans. Management continues to take appropriate measures to address these deficiencies and does not believe that it will sustain a loss. However, these loans will continue to be monitored and appropriately reserved under the allowance for loan losses.

         There is one nonperforming commercial real estate loan of $458,000 at December 31, 1999 that is backed by the Small Business Administration ("SBA"). This loan is 75% guaranteed by the SBA. After realization of the collateral, management is of the opinion it may sustain a loss, but such loss has been adequately reserved through the general allowance for loan loss and is not expected to result in a material adverse effect on the Bank's financial position or results of operations. In addition, there is one performing commercial business loan that represents a potential problem. At March 31, 2000, the balance outstanding of this loan was $339,000. In the opinion of management, the resolution of this potential loan problem is not expected to have a material adverse effect on the Bank's financial position or results of operations.

         The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans during the periods indicated below which should be classified as troubled debt restructurings.

                                        MARCH 31,      DECEMBER 31,       MARCH 31,
                                        ---------      ------------       ---------
                                          2000             1999             1999
                                          ----             ----             ----
                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential........   $  364           $  327           $  449
Construction loans ...................      159               49               --
Consumer loans .......................      230              116              144
Commercial real estate ...............      458              458              564
Commercial business loans ............      588              131               --
                                         ------           ------           ------
  Total nonperforming loans ..........    1,799            1,127            1,157
Real estate owned ....................      224              207              205
                                         ------           ------           ------
  Total nonperforming assets .........   $2,023           $1,334           $1,362
                                         ======           ======           ======
Total nonperforming loans as a
  percentage of total loans ..........     1.14%             .74%             .89%
                                         ======           ======           ======

Total nonperforming assets as a
  percentage of total assets .........      .99%             .67%             .76%
                                         ======           ======           ======

RESULTS OF OPERATIONS

         GENERAL--The Corporation's net income for the quarter ended March 31, 2000 was $240,000 or $.26 per diluted share compared to net income of $204,000 or $.22 per diluted share for the same quarter in the prior year. Excluding gain on sale of investments of $5,000, net of tax, core net income for the quarter ended March 31, 2000 was $235,000 or $.26 per diluted share. This compares to core net income of $180,000 or $.20 per diluted share for the quarter ended March 31, 1999. The $55,000 or 30.6% increase in core net income for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily the result of an increase of $192,000 or 14.5% in net interest income before provision for loan losses and an increase in fees and service charges of $45,000 or 27.8%. That increase was partially offset by increases of $114,000 or 10.3% and $30,000 or 33.3% in total other expenses and provision for losses on loans, respectively. The annualized return on average assets and return on average equity for the three months ended March 31, 2000, excluding gain on sale of investments, were .46% and 6.32%, respectively, compared to .40% and 4.85%, respectively, for the same period of 1999.

         INTEREST INCOME--The Corporation reported interest income of $3.6 million for the three months ended March 31, 2000, as compared to $3.1 million for the three months ended March 31, 1999. The increase of $515,000 or 16.6% for the quarter ended March 31, 2000, compared to the same period in the prior year can be attributed to a $519,000 or 21.2% increase in interest and fees on loans. The increase of $519,000 in interest and fees on loans was primarily the result of loan growth. Commercial business and commercial real estate loans were areas of focused growth within the Corporation's lending portfolio. Average balances for commercial business and commercial real estate loans, including net construction loans, during the first quarter of 2000 were $38.0 million, compared to $28.3 million for the same period in 1999. The average balances on total loans receivable, net of undisbursed loan proceeds, during the first quarter of 2000 were $154.7 million compared to $127.4 million for the same period in 1999.

         INTEREST EXPENSE--Interest expense increased $322,000 or 18.1% during the three months ended March 31, 2000 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first quarter of 2000 were $121.9 million and $63.1 million, respectively, compared to $113.3 million and $50.3 million, respectively, for the same period in 1999. The weighted average interest rate on interest-bearing liabilities during the first quarter of 2000 was 4.5% compared to 4.3% for the same period in 1999.

         PROVISION FOR LOAN LOSSES--During the three months ended March 31, 2000 the Corporation recorded provisions for losses on loans of $120,000 compared to $90,000 for the comparable periods in 1999. The Corporation establishes a provision for loan losses which is charged to operations. The allowance for loan losses is maintained at a level which is deemed to be appropriate based upon a comprehensive methodology and procedural discipline that is updated on a monthly basis. This methodology includes:

     o A detailed review of all criticized and impaired loans is performed to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

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

     o The application of reserve allocations for all commercial and commercial real estate loans are calculated by using a risk rating system. All loans are assigned risk ratings based upon an internal review. There are ten risk ratings, and each rating has a corresponding reserve factor that is used to calculate the required reserve.

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

     After completion of this process, evaluation of the adequacy of the reserve and the establishment of the provision level for the next month are performed. The Corporation believes that the procedural discipline, systematic methodology and documentation of this monthly process provide appropriate support for accounting purposes.

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual, delinquent loans greater than sixty days and problem loans are reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when they are 180 days past due. The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the three months ended March 31, 2000, the Corporation charged off $5,000 in one-to-four family residential loans and $4,000 in consumer loans.

     Although management utilizes its best judgment in providing for losses, there can be no assurance that the Savings Bank will not have to increase its provision for loan losses in the future as a result of increases in higher risk commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the comprehensive methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's provision for loan losses and the carrying value of its other nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Savings Bank as of March 31, 1999. Management and the directors of the Corporation and the Savings Bank believe that the allowance for loan losses is currently adequate.

     The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                        MARCH 31, 2000       DECEMBER 31, 1999       MARCH 31, 1999
                                                      ------------------     -----------------     -----------------
                                                                  % OF                  % OF                  % OF
                                                                LOANS IN              LOANS IN              LOANS IN
                                                                  EACH                  EACH                  EACH
                                                                CATEGORY              CATEGORY              CATEGORY
                                                                TO TOTAL              TO TOTAL              TO TOTAL
                                                      AMOUNT      LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                                                      ------      -----      ------     -----      ------     -----
                                                                          (DOLLARS IN THOUSANDS)
  One-to-four family residential....................  $  168      63.00%      $169      62.78%      $148      63.61%
  Construction......................................      15       1.60         16       1.77          4       1.60
  Commercial business and
    commercial real estate..........................     585      24.11        638      24.14        423      22.42
Consumer:
  Automobile, home equity, student,
    share and other consumer........................      81      11.30         72      11.31         44      12.37
  Allocation to general risk........................     244         --         88         --         33         --
                                                      ------     ------       ----     ------       ----     ------
     Total..........................................  $1,093     100.00%      $895     100.00%      $619     100.00%
                                                      ======     ======       ====     ======       ====     ======

         OTHER INCOME--Total other income increased $45,000, net of gains and losses on sales of investments and assets, for the three months ended March 31, 2000 compared to same period in 1999. The increases were attributed to increases in fees and service charges generated from an increase in total transaction accounts.

         OTHER EXPENSES-- Total other expenses increased $114,000 or 10.3% for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. The increase in total other expenses occurred as a result of a $73,000 or 12.9% increase in salaries and employee benefits primarily attributable to two additional employees hired as a result of the commercial loan expansion and approved salary increases. Additionally, there was an increase of $10,000 in transaction processing costs primarily due to growth in total transaction accounts.

         INCOME TAXES--The Corporation recorded a provision for income taxes of $152,000 for the three months ended March 31, 2000 as compared to $125,000 for the same period the prior year. Such increase for 2000 as compared to 1999 was due to an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term, interest-earning assets that provide liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh to leverage its strong capital position. As of March 31, 2000, the Corporation had $63.5 million of outstanding advances from the FHLB of Pittsburgh.

         During the three months ended March 31, 2000 and 1999, the Corporation's operating activities provided net cash of approximately $326,000 and $444,000, respectively. The primary reasons for the $326,000 net cash provided during the three months ended March 31, 2000 were $240,000 in net income, $170,000 increase in accrued interest payable, and $120,000 in provision for loan losses, which was partially offset by a $155,000 increase in accrued interest receivable and a $146,000 increase in other assets. During the three months ended March 31, 1999, the $444,000 net cash provided by operating activities was the result of $204,000 in net income, $85,000 in depreciation of premises and equipment, $90,000 in provision in loan losses and a $137,000 decrease in other assets, which was partially offset by a $100,000 increase in accrued interest receivable.

         Net cash used by investing activities was $4.2 million for the three months ended March 31, 2000. The primary reason for the $4.2 million net cash used by investing activities was the Corporation originated $4.5 million in new loans in excess of principal payments received on existing loans. During the three months ended March 31, 1999, the Corporation had originated $4.7 million in new loans in excess of principal payments received on existing loans and purchased $2.5 million and $2.0 million of investment securities designated held to maturity and available for sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held to maturity securities and available for sale securities, respectively, that were called.

         Net cash provided by financing activities for the three months ended March 31, 2000, was $2.5 million. This was attributable to increases in core deposits and certificates of $2.2 million and $500,000 in net FHLB advances. During the same period last year, the Corporation experienced a $2.7 million increase in net cash provided by financing activities primarily due to a $4.7 million increase in core deposits and certificates that was partially offset by a decrease in net FHLB advances of $2.0 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 2000, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 6.90%, 6.90%, and 13.74%, respectively, which substantially exceeded applicable requirements.


YEAR 2000 ISSUES

    The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems were anticipated for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. This problem was commonly referred to as the "Year 2000" problems, and the acronym "Y2K" was commonly substituted for the phrase "Year 2000."

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

    Due to Corporation's Y2K preparation, the Corporation did not experience any significant Y2K problems. Although the Corporation is unable at this time to assess any future impact of any other dates which might cause Y2K failures, management does not believe at the current time that the cost of remediating these Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

    The Corporation's costs associated with Year 2000 included replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimated that the total Year 2000 project costs would not exceed $131,000 (pre-tax). As of March 31, 2000, the Corporation estimated that it had incurred $116,000 in connection with its Y2K project plan. Most of these costs related to equipment acquisitions and accordingly have been capitalized.

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

Item 2.       Changes in Securities
              Not applicable.

Item 3.       Defaults upon Senior Securities
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security-Holders

              a) An annual meeting of shareholders of the Corporation was held on April 26, 2000 ("Annual Meeting").

              b)     1. Charles P. McCullough, elected to new three year term
                     2. James M. Hein, elected to new three year term
                     3. John A. Stiver
                     4. Patricia A. White
                     5. Mark R. Schoen
                     6. Michael R. Macosko
                     7. Martin W. Dowling

              c) There were 980,964 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 846,423 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                     1. Election of directors for a three-year term.

                                                                       For                      Withheld
                                                                       ---                      --------
                           Charles P. McCullough.................      774,153                  72,270
                           James M. Hein.........................      774,153                  72,270

                     2. Proposal to ratify the appointment of Arthur Andersen
                        LLP as the Corporation's independent auditors for the year ending December 31, 2000.

                           For                       Against                    Abstain
                           ---                       -------                    -------
                           842,215                   1,449                      2,759

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



                                              PRESTIGE BANCORP, INC.

Dated:  May 12, 2000                          By: /s/  John A. Stiver
                                                 -------------------------------
                                                 John A. Stiver,
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

Dated:  May 12, 2000                          By: /s/ James M. Hein
                                                 -------------------------------
                                                 James M. Hein,
                                                 Chief Financial Officer