Form 10-Q
period 2000-06-30
PRESTIGE BANCORP INC
filed 2000-08-14
CIK 1011145

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to _______________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           25-1785128
-------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

       710 Old Clairton Road
    Pleasant Hills, Pennsylvania                                 15236
---------------------------------------                   ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2000 there were 946,116 shares of the registrant's common stock outstanding, par value $1.00 per share.

===============================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
Item 1.   Financial Statements

          Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
          June 30, 2000 (unaudited) and December 31, 1999                                   1

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
          months ended June 30, 2000 and 1999 (unaudited)                                   2

          Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
          months ended June 30, 2000 and 1999 (unaudited)                                   3

          Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
          for the six months ended June 30, 2000 and 1999 (unaudited)                       4

          Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
          months ended June 30, 2000 and 1999 (unaudited)                                   5

          Notes to Consolidated Financial Statements (unaudited)                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                    13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                21
Item 2.   Changes in Securities                                                            21
Item 3.   Defaults upon Senior Securities                                                  21
Item 4.   Submission of Matters to a Vote of Security-Holders                              21
Item 5.   Other Information                                                                21
Item 6.   Exhibits and Reports on Form 8-K                                                 21

SIGNATURES                                                                                 22

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,              December 31,
                                                                                  2000                    1999
                                                                              -------------          -------------
ASSETS                                                                         (Unaudited)
Cash and due from banks                                                       $     944,168          $   1,411,002
Interest-bearing deposits with banks                                              2,620,464              3,787,311
Investment securities:
     Available for sale                                                           8,964,403             10,985,172
     Held to maturity (market value $22,533,108 and
       $23,027,655 respectively)                                                 23,798,763             24,361,002
Net loans                                                                       161,076,562            150,962,353
Federal Home Loan Bank stock, at cost                                             3,648,900              3,648,900
Premises and equipment, net                                                       2,432,213              2,503,345
Accrued interest receivable                                                       1,265,345              1,177,480
Deferred tax asset                                                                  770,129                548,118
Other assets                                                                      1,039,219              1,187,636
                                                                              -------------          -------------
Total assets                                                                  $ 206,560,166          $ 200,572,319
                                                                              =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest-bearing deposits                                            $   8,290,182          $   7,537,107
     Interest-bearing deposits                                                  114,393,641            112,953,650
                                                                              -------------          -------------
           Total deposits                                                       122,683,823            120,490,757

     Federal Home Loan Bank advances                                             66,277,000             62,977,000
     Advance payments by borrowers for taxes and insurance                        1,556,398              1,068,008
     Income taxes payable                                                           131,507                163,736
     Accrued interest payable                                                       621,153                422,971
     Other liabilities                                                              633,022                496,558
                                                                              -------------          -------------
           Total liabilities                                                    191,902,903            185,619,030
                                                                              -------------          -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                          --                     --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,162,313 shares issued at June 30, 2000 and December 31, 1999             1,162,313              1,162,313
     Treasury stock at cost: 216,197 and 172,349 shares at
       June 30, 2000 and December 31, 1999, respectively                         (2,699,348)            (2,246,618)
     Additional paid-in-capital                                                  11,588,089             11,581,741
     Unearned ESOP shares: 76,714 and 79,007 shares at
       June 30, 2000 and December 31, 1999, respectively                           (635,320)              (654,310)
     Retained earnings - substantially restricted                                 5,715,669              5,543,671
     Accumulated other comprehensive income                                        (474,140)              (433,508)
                                                                              -------------          -------------
           Total stockholders' equity                                            14,657,263             14,953,289
                                                                              -------------          -------------
Total liabilities and stockholders' equity                                    $ 206,560,166          $ 200,572,319
                                                                              =============          =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                   --------------------------------
                                                                      2000                  1999
                                                                   -----------          -----------
Interest income:
  Interest and fees on loans                                       $ 3,133,800          $ 2,540,836
  Interest on mortgage-backed securities                               170,472              197,461
  Interest and dividends on other investment securities                436,041              397,642
  Interest on deposits in other financial institutions                  17,061               35,093
                                                                   -----------          -----------
       Total interest income                                         3,757,374            3,171,032
                                                                   -----------          -----------
Interest expense:
  Interest on deposits                                               1,202,541            1,112,010
  Advances from Federal Home Loan Bank                                 996,273              676,922
                                                                   -----------          -----------
       Total interest expense                                        2,198,814            1,788,932
                                                                   -----------          -----------
       Net interest income                                           1,558,560            1,382,100

Provision for loan losses                                              422,000              105,000
                                                                   -----------          -----------
       Net interest income after provision for loan losses           1,136,560            1,277,100
                                                                   -----------          -----------
Other income:
  Fees and service charges                                             234,187              189,982
  (Loss) gain on sale of investments                                   (15,510)               9,309
  Gain (loss) on sale of assets                                            665                 (615)
  Gain on sale of foreclosed real estate                                 2,488                   --
  Other income, net                                                      5,004                3,405
                                                                   -----------          -----------
       Total other income                                              226,834              202,081
                                                                   -----------          -----------
Other expenses:
  Salaries and employee benefits                                       627,748              607,014
  Premises and occupancy costs                                         150,911              145,816
  Federal deposit insurance premiums                                     6,213               16,044
  Data processing costs                                                 70,587               63,457
  Advertising costs                                                     48,570               34,879
  Transaction processing costs                                          86,129               76,801
  ATM transaction fees                                                  41,900               38,331
  Other expenses                                                       226,733              195,058
                                                                   -----------          -----------
       Total other expenses                                          1,258,791            1,177,400
                                                                   -----------          -----------
       Income before income tax expense                                104,603              301,781

Income tax expense                                                      36,822              116,789
                                                                   -----------          -----------
Net income                                                         $    67,781          $   184,992
                                                                   ===========          ===========
Basic earnings per share:
  Net income                                                       $      0.08          $      0.20
  Weighted average number of common shares outstanding                 869,639              915,041
Diluted earnings per share:
  Net income                                                       $      0.08          $      0.20
  Weighted average number of common shares outstanding                 869,639              915,041


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              June 30,
                                                                   -------------------------------
                                                                       2000                 1999
                                                                   -----------          ----------
Interest income:
  Interest and fees on loans                                       $ 6,098,032          $4,986,038
  Interest on mortgage-backed securities                               350,255             387,278
  Interest and dividends on other investment securities                872,133             749,282
  Interest on deposits in other financial institutions                  52,527             149,820
                                                                   -----------          ----------
       Total interest income                                         7,372,947           6,272,418
                                                                   -----------          ----------
Interest expense:
  Interest on deposits                                               2,385,873           2,198,133
  Advances from Federal Home Loan Bank                               1,912,103           1,367,700
                                                                   -----------          ----------
       Total interest expense                                        4,297,976           3,565,833
                                                                   -----------          ----------
       Net interest income                                           3,074,971           2,706,585

Provision for loan losses                                              542,000             195,000
                                                                   -----------          ----------
       Net interest income after provision for loan losses           2,532,971           2,511,585
                                                                   -----------          ----------
Other income:
  Fees and service charges                                             440,752             351,499
  (Loss) gain on sale of investments                                    (7,964)             48,559
  Gain on sale of assets                                                 2,660               1,380
  Gain on sale of foreclosed real estate                                 2,488                  --
  Other income, net                                                      8,424               6,803
                                                                   -----------          ----------
       Total other income                                              446,360             408,241
                                                                   -----------          ----------
Other expenses:
  Salaries and employee benefits                                     1,268,930           1,175,193
  Premises and occupancy costs                                         302,447             291,429
  Federal deposit insurance premiums                                    12,438              31,588
  Data processing costs                                                138,133             126,903
  Advertising costs                                                     84,003              60,641
  Transaction processing costs                                         173,178             153,457
  ATM transaction fees                                                  81,662              69,957
  Other expenses                                                       422,551             379,683
                                                                   -----------          ----------
       Total other expenses                                          2,483,342           2,288,851
                                                                   -----------          ----------
       Income before income tax expense                                495,989             630,975

Income tax expense                                                     188,398             241,575
                                                                   -----------          ----------
Net income                                                         $   307,591          $  389,400
                                                                   ===========          ==========
Basic earnings per share:
  Net income                                                       $      0.35          $     0.43
  Weighted average number of common shares outstanding                 887,983             914,509
Diluted earnings per share:
  Net income                                                       $      0.35          $     0.43
  Weighted average number of common shares outstanding                 887,983             914,812


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                      Common
                                                                       Stock                                     Additional
                                               Comprehensive         $1.00 par             Treasury               Paid-in
                                                   Income               value                Stock                 Capital
                                               -------------         ---------             --------              ----------
BALANCE, December 31, 1999                                           $ 1,162,313          $ (2,246,618)         $ 11,581,741
     Allocation of 2,293 ESOP shares                                          --                    --                 6,348
     Cash dividends declared:
       Common stock ($.14 per share)                                          --                    --                    --
     Treasury stock purchases, 43,848
       shares                                                                 --              (452,730)                   --
     Net income                                 $   307,591                   --                    --                    --
     Net unrealized losses on available
       for sale securities, net of tax
       of $23,795                                   (35,693)                  --                    --                    --
     Reclassification adjustment for
       losses realized in net income
       net of tax of $3,025                          (4,939)                  --                    --                    --
                                                -----------
     Comprehensive income                       $   266,959
                                                ===========          -----------          ------------          ------------
BALANCE, June 30, 2000                                                $1,162,313          $ (2,699,348)         $ 11,588,089
                                                                     ===========          ============          ============

BALANCE, December 31, 1998                                           $ 1,100,090          $ (2,161,243)         $ 10,727,677
     Allocation of 2,140 ESOP shares                                          --                    --                12,962
     Cash dividends declared:
       Common stock ($.12 per share)                                          --                    --                    --
     Stock dividend declared:
       Common stock (5% per share)                                        62,223                    --               830,321
       Cash in lieu of stock                                                  --                    --                    --
     Net income                                 $   389,400                   --                    --                    --
     Net unrealized losses on available
       for sale securities, net of tax
       of $106,319                                 (159,479)                  --                    --                    --
     Reclassification adjustment for
       gains realized in net income net
       of tax of $18,591                             29,968                   --                    --                    --
                                                -----------
     Comprehensive income                       $   259,889
                                                ===========          -----------          ------------          ------------
BALANCE, June 30, 1999                                               $ 1,162,313          $ (2,161,243)         $ 11,570,960
                                                                     ===========          ============          ============

                                                                                          Accumulated
                                                                                            Other
                                                 Unearned             Retained           Comprehensive
                                                ESOP Shares           Earnings              Income                 Total
                                                -----------           ---------           ------------             -----
BALANCE, December 31, 1999                      $  (654,310)         $ 5,543,671          $   (433,508)         $ 14,953,289
     Allocation of 2,293 ESOP shares                 18,990                   --                    --                25,338
     Cash dividends declared:
       Common stock ($.14 per share)                     --             (135,593)                   --              (135,593)
     Treasury stock purchases, 43,848
       shares                                            --                   --                    --              (452,730)
     Net income                                          --              307,591                    --               307,591
     Net unrealized losses on available
       for sale securities, net of tax
       of $23,795                                        --                   --               (35,693)              (35,693)
     Reclassification adjustment for
       losses realized in net income
       net of tax of $3,025                              --                   --                (4,939)               (4,939)

     Comprehensive income
                                                -----------          -----------          ------------          ------------
BALANCE, June 30, 2000                          $  (635,320)         $ 5,715,669          $  (474,140)          $ 14,657,263
                                                ===========          ===========          ============          ============


BALANCE, December 31, 1998                      $  (690,380)         $ 5,826,182          $    (42,421)         $ 14,759,905
     Allocation of 2,140 ESOP shares                 17,720                   --                    --                30,682
     Cash dividends declared:
       Common stock ($.12 per share)                     --             (116,804)                   --              (116,804)
     Stock dividend declared:
       Common stock (5% per share)                       --             (892,544)                   --                    --
       Cash in lieu of stock                             --               (4,901)                   --                (4,901)
     Net income                                          --              389,400                    --               389,400
     Net unrealized losses on available
       for sale securities, net of tax
       of $106,319                                       --                   --              (159,479)             (159,479)
     Reclassification adjustment for
       gains realized in net income net
       of tax of $18,591                                 --                   --                29,968                29,968

     Comprehensive income
                                                -----------          -----------          ------------          ------------
BALANCE, June 30, 1999                          $  (672,660)         $ 5,201,333          $   (171,932)         $ 14,928,771
                                                ===========          ===========          ============          ============




        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ---------------------------------
                                                                                2000                  1999
                                                                             ----------             --------
Operating activities:
  Net income                                                                $    307,591          $    389,400
                                                                            ------------          ------------
Adjustments to reconcile net income to net cash
  provided (used)  by operating activities
     Depreciation of premises and equipment                                      165,043               171,816
     Amortization of premiums and discounts, net                                  (4,721)               13,497
     Non cash compensation expense related to MRP Plan                            63,565                70,429
     Non cash compensation expense related to ESOP benefit                        32,028                38,637
     Loss on sale of mutual funds                                                     --                17,625
     Gain on sale of equity securities                                            (3,183)              (66,184)
     Loss on sale of available for sale investment
       securities                                                                  8,877                    --
     Loss on sale of available for sale mortgage backed
       securities                                                                  2,270                    --
     Provision for loan losses                                                   542,000               195,000
     Increase (decrease) in other liabilities                                    121,399               (41,909)
     Increase (decrease) in accrued interest payable                             198,182               (14,443)
     Decrease in income taxes payable                                            (32,229)               (7,335)
     Increase in deferred income taxes                                          (194,924)             (109,554)
     Increase in accrued interest receivable                                     (87,865)                 (563)
     Decrease in other assets                                                     86,702                91,617
                                                                            ------------          ------------
       Total adjustments                                                         897,144               358,633
                                                                            ------------          ------------
       Net cash provided by operating activities                               1,204,735               748,033
                                                                            ------------          ------------
Investing activities:
  Loan originations                                                          (31,284,585)          (34,269,478)
  Principal payments on loans                                                 20,628,376            22,569,185
  Principal payments on mortgage-backed securities available for
    sale                                                                         284,558               386,223
  Principal payments on mortgage-backed securities held to maturity              523,326               828,025
  Principal payments on investment securities held to maturity                    36,974               289,232
  Proceeds from calls of held to maturity investment
    securities                                                                        --             3,000,000
  Proceeds from sale of available for sale mutual funds                               --               733,931
  Proceeds from sale of available for sale investment
    securities securities                                                        991,126                    --
  Proceeds from sale of available for sale mortgage backed
    securities                                                                   593,798                    --
  Proceeds from sale of equity securities                                         99,433               129,480
  Proceeds from calls of available for sale investment
    securities                                                                        --             1,000,000
  Purchases of available for sale mortgage backed
    securities                                                                        --            (1,500,000)
  Purchases of available for sale investment securities                          (17,169)           (2,576,656)
  Purchases of held to maturity investment securities                                 --            (4,500,000)
  Purchases of premises and equipment                                            (93,911)             (146,765)
  Purchase of Federal Home Loan Bank stock                                            --              (512,500)
                                                                            ------------          ------------
       Net cash used by investing activities                                  (8,238,074)          (14,569,323)
                                                                            ------------          ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and
    insurance                                                                    488,390               146,486
  Purchases of MRP shares                                                         (1,850)                   --
  Proceeds from Federal Home Loan Bank advances                               84,750,000             1,750,000
  Payments on Federal Home Loan Bank advances                                (81,450,000)           (2,500,000)
  Net increase in Money Market, NOW and Passbook savings accounts              2,255,561             3,914,684
  Net (decrease) increase in certificate accounts                                (62,495)            2,486,907
  Purchases of treasury stock                                                   (444,355)                   --
  Cash in lieu of stock dividend on fractional shares                                 --                (4,901)
  Common stock cash dividends paid                                              (135,593)             (116,804)
                                                                            ------------          ------------
       Net cash provided by financing activities                               5,399,658             5,676,372
                                                                            ------------          ------------
Net decrease in cash and cash equivalents                                     (1,633,681)           (8,144,918)
Cash and cash equivalents at beginning of period                               5,198,313            10,152,957
                                                                            ------------          ------------
Cash and cash equivalents at end of period                                  $  3,564,632          $  2,008,039
                                                                            ============          ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                              $    415,550          $    320,200
  Cash paid during the period for interest on deposits and
    borrowings                                                                 4,099,794             3,580,276
Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                    $     70,000          $         --



    The accompanying notes are an integral part of these financial statements

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1. BASIS OF ORGANIZATION:

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc., (the Corporation), a Pennsylvania corporation.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)), at $10.00 per share. Simultaneously there was a corresponding exchange of all of the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds were retained by the Corporation net of $770,410, which was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Corporation's Annual Report and Form 10-K.

Earnings Per Common Share

The Corporation follows SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

The following tables reflect the calculation of earnings per share under SFAS No. 128.

                                                   Three Months Ended
                                             ------------------------------
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------
Basic earnings per share:
    Net income                                 $ 67,781         $184,992
    Average shares outstanding                  869,639          915,041
    Earnings per share                         $    .08         $    .20
Diluted earnings per share:
    Net income                                 $ 67,781         $184,992
    Average shares outstanding                  869,639          915,041
    Stock options                                    --               --
                                               --------         --------
    Diluted average shares outstanding          869,639          915,041
    Earnings per share                         $    .08         $    .20

For the three months ended June 30, 2000 and 1999, options to purchase 111,026 and 105,325 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

                                                     Six Months Ended
                                             ------------------------------
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------
Basic earnings per share:
    Net income                                 $307,591         $389,400
    Average shares outstanding                  887,983          914,509
    Earnings per share                         $    .35         $    .43
Diluted earnings per share:
    Net income                                 $307,591         $389,400
    Average shares outstanding                  887,983          914,509
    Stock options                                    --              303
                                               --------         --------
    Diluted average shares outstanding          887,983          914,812
    Earnings per share                         $    .35         $    .43

For the six months ended June 30, 2000 and 1999, options to purchase 111,026 and 92,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999, which was paid on March 19, 1999. All per share data have been restated to reflect the stock dividend.

Comprehensive Income

The Corporation follows SFAS No. 130, "Reporting Comprehensive Income." This accounting standard requires the reporting of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this standard, some of those changes in equity were displayed in the income statement, while others were included directly in balances within a separate component of equity in the balance sheet.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                       June 30, 2000
                                                -----------------------------
                                                Amortized            Market
                                                   Cost              Value
                                                ---------         -----------
U.S. government and government
    agency obligations:
       Due after one and within five years      $3,500,000         $3,360,285
       Due after five and within ten years         500,000            472,030
Corporate Debentures                               493,951            458,565
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                       1,921,149          1,827,110
Federal National Mortgage Association
    (FNMA) certificates:
       Due within one year                          36,303             35,563
       Due after ten years                       1,398,185          1,322,799
Mutual fund investment                             569,956            561,445
Common stock portfolio                           1,335,092            926,606
                                                ----------         ----------
                                                $9,754,636         $8,964,403
                                                ==========         ==========

Investment securities held to maturity:

                                                         June 30, 2000
                                                  ----------------------------
                                                  Amortized           Market
                                                    Cost              Value
                                                  ---------           ------
U.S. government and government
    agency obligations:
       Due within one year                       $ 1,504,462       $ 1,470,055
       Due after five and within ten years         8,495,691         8,012,675
       Due after ten years                         6,834,400         6,309,979
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years         2,182,851         2,132,323
       Due after ten years                         1,335,054         1,318,949
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                         1,629,072         1,577,109
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                         1,817,233         1,712,018
                                                 -----------       -----------
                                                 $23,798,763       $22,533,108
                                                 ===========       ===========


4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                             June 30,
                                              2000
                                             --------
Real estate loans:
  1-4 family                              $ 103,995,156
  Construction                                2,403,840
  Commercial real estate                     16,556,169
                                          -------------
                                            122,955,165
  Less- Undisbursed loan proceeds             1,196,465
                                          -------------
                                            121,758,700

Commercial business loans:                   22,028,220

Consumer loans:
  Home equity                                11,955,863
  Student                                     2,379,488
  Automobile                                  2,678,364
  Collateral                                    701,118
  Credit cards                                  571,944
  Personal unsecured/other                      483,598
                                          -------------
                                             18,770,375
                                          -------------
                                            162,557,295
  Less- Allowance for loan losses             1,494,908
  Deferred loan costs                           (14,175)
                                          -------------
                                          $ 161,076,562
                                          =============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                               Six Months Ended
                                                  June 30,
                                        -----------------------------
                                          2000                 1999
                                        --------             --------
Balance at beginning of period         $   982,588          $ 571,183
Provision for loan losses                  542,000            195,000
Charge-offs                                (30,035)           (16,751)
Recoveries                                     355                 --
                                       -----------          ---------
Balance at end of period               $ 1,494,908          $ 749,432
                                       ===========          =========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of June 30, 2000 are as follows (amounts approximate):

    July 1, 2000 to June 30, 2001                              $36,791,691
    July 1, 2001 to June 30, 2002                                8,062,580
    July 1, 2002 to June 30, 2003                                6,985,222
    July 1, 2003 to June 30, 2004                                2,289,652
    July 1, 2004 and thereafter                                  3,627,453
                                                               -----------
                                          TOTAL                $57,756,598
                                                               ===========

    Certificates of $100,000 or more                           $10,216,729
                                                               ===========

7. INCOME TAXES:

The provision for income taxes is as follows:

                                          Six Months Ended
                                              June 30,
                                       -----------------------
                                         2000           1999
                                       --------       --------
               Federal                 $154,227       $196,313
               State                     34,171         45,262
                                       ---------      ---------
                                       $188,398       $241,575
                                       =========      =========


8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 2000, and December 31, 1999, amounted to $675,039 and $634,845, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $34,000 and $64,000 during the three and six months ended June 30, 2000, respectively, compared to $36,000 and $70,000 for the comparable periods of 1999.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of June 30, 2000, the Corporation had granted 112,679 options of which 1,146 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of June 30, 2000, there had been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999, which was paid on March 19, 1999. All option data above have been restated to reflect the stock dividend.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its strong risk based capital ratios, the Corporation believes although the Savings Bank exhibits a high interest rate risk profile under the OTS model the Savings Bank at this point does not have to deduct any amount from capital for interest-rate risk (amounts in thousands).


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                              For Capital Adequacy               Prompt Corrective
                                     Actual                         Purposes                      Action Provisions
                               -------------------            --------------------            ------------------------
                                Amount      Ratio              Amount       Ratio              Amount           Ratio
                               --------    -------            --------     -------            --------         -------
Total Capital (to Risk
  Weighted Assets):
         As of
June 30, 2000                   $15,177     13.44%            =>$9,031      =>8.0%             =>$11,289       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
         As of
June 30, 2000                   $13,765     12.19%            =>$4,515      =>4.0%             =>$6,773        =>6.0%

Tier 1 Capital (to
  Average Assets):
         As of
June 30, 2000                   $13,765      6.76%            =>$8,146      =>4.0%             =>$10,183        =>5.0%


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $13.0 million as of June 30, 2000. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

The Financial Accounting Standards Board ("FASB") has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an Amendment of FASB Statement No. 133," the standard is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Corporation for the year ending December 31, 2001.

The FASB has also issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The impact of adoption of these standards is not expected to materially affect the Corporation's financial condition or results of operations.

13. OFFICE OF THRIFT SUPERVISION

The Corporation announced on May 24, 2000 that it took immediate action to comply with an informal supervisory directive issued by the Office of Thrift Supervision (the "OTS") to the Savings Bank during a routine regulatory examination of the Bank. The informal directive was issued May 17, 2000 and was effective as of that date (the "Effective Date") and among other things, placed restrictions on the Savings Bank's growth. Accordingly, during each calendar quarter the Savings Bank may have an increase in assets in an amount not to exceed net interest credited on deposit liabilities. The Savings Bank may seek modification of this by submission of a written request to the assistant regional director of the OTS. Additionally, the Savings Bank was to limit the extension of loans for a business purpose to those that had been committed to on or before the Effective Date or those that were loans in process. The OTS had also directed the Savings Bank to take actions to review and revise its operational policies to correct weaknesses in the Savings Bank's commercial lending activities, the asset quality of the commercial loan portfolio, the Savings Bank's loan administration and the Savings Bank internal review procedures concerning loan classifications for its various loans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUPERVISION AND REGULATION

         The Corporation is a registered savings and loan holding company. The financial activity of the Corporation is undertaken primarily through its sole subsidiary Prestige Bank, A Federal Savings Bank (the "Savings Bank"). The Corporation announced on May 24, 2000 that it took immediate action to comply with an informal supervisory directive issued by the Office of Thrift Supervision (the "OTS") to the Savings Bank during a routine regulatory examination of the Bank.

         The informal directive was issued May 17, 2000 and was effective as of that date (the "Effective Date") and among other things, placed restrictions on the Savings Bank's growth. Accordingly, during each calendar quarter the Savings Bank may have an increase in assets in an amount not to exceed net interest credited on deposit liabilities. The Savings Bank may seek modification of this by submission of a written request to the assistant regional director of the OTS. Additionally, the Savings Bank was to limit the extension of loans for a business purpose to those that had been committed to on or before the Effective Date or those that were loans in process. The OTS had also directed the Savings Bank to take actions to review and revise its operational policies to strengthen the procedures relating to the Savings Bank's commercial lending activities, the asset quality of the commercial loan portfolio, the Savings Bank's loan administration and the Savings Bank's internal review procedures concerning loan classifications for its various loans.

         The Corporation agrees with the OTS that the foregoing measures will assist the Savings Bank in managing asset quality. The Savings Bank's Board of Directors appointed a special committee to oversee the implementation of the directive and take any corrective actions that might be necessary. The first action taken to comply with this directive was to engage in a comprehensive commercial loan review and to evaluate the level of loan loss reserves. The results of this commercial loan review were to increase the second quarter provision for loan loss reserves to $422,000. The Corporation will continue to work closely with the OTS to formalize arrangements concerning the Savings Bank's operations and activities. The Savings Bank remains a "well-capitalized" institution, and this directive does not result in any interruption of the Savings Bank's day-to-day operations. Management anticipates that compliance with this directive will not alter the Savings Bank's classification as a "well-capitalized" institution.

         In addition to complying with the foregoing directive, the Bank has implemented strategies to reduce its exposure to rising interest rates. The Bank will review its interest rate risk position as of June 30, 2000 once final interest rate risk financial information for such quarter is available and will continue to implement interest rate risk reduction strategies as needed.

FINANCIAL CONDITION

         Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), an officer loan, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of June 30, 2000, the Corporation had outstanding borrowings of $375,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

         At June 30, 2000, the Corporation's total assets amounted to $206.6 million compared with $200.6 million at December 31, 1999. The $6.0 million or 3.0% increase was primarily due to increases of $10.1 million or 6.7% in net loans receivable that was partially offset by reductions in total investment securities of $2.6 million and cash and cash equivalents of $1.6 million. The growth in net loans receivable was attributed to increases in commercial business and commercial real estate of $1.6 million or 4.3%, $7.8 million or 8.1% in one-to-four family residential real estate loans and $1.4 million or 8.3% in consumer loans. The decrease in total investment securities of $2.6 million was due to $1.7 million in sales of investment, mortgage backed and equity securities and $808,000 in principal payments on mortgage backed securities. Decreased cash and cash equivalents of $1.6 million were primarily attributable to $10.7 million in new loans in excess of principal payments received on existing loans which was partially offset by an increase in deposits and Federal Home Loan Bank ("FHLB") advances of $2.2 million and $3.3 million, respectively. Total stockholders' equity amounted to $14.7 million or 7.10% of total assets at June 30, 2000, compared to equity of $15.0 million or 7.46% of total assets at December 31, 1999. The $296,000 decrease in stockholders' equity was primarily attributable to stock repurchases of $452,000 and cash dividends of $136,000. This was partially offset by net income of $308,000. The Corporation paid a quarterly dividend $.07 per share during the first and second quarters of 2000 compared to $.06 per share for the same periods in 1999.

         The Corporation's nonperforming assets increased $478,000 or 35.8% to $1.8 million at June 30, 2000, compared to $1.3 million at December 31, 1999. The increase was primarily due to a rise in nonperforming commercial business and commercial real estate loans from $131,000 and $458,000 at December 31, 1999, respectively, compared to $551,000 and $861,000, respectively, at June 30, 2000. The $551,000 of nonperforming commercial business loans was comprised of nine loans and the $861,000 of nonperforming commercial real estate loans was comprised of two loans. Management continues to take appropriate measures to address these deficiencies. However, these loans continue to be monitored and appropriately reserved under the allowance for loan losses.

         One of the nonperforming commercial real estate loans totaling $458,000, at June 30, 2000, is 75% guaranteed by the Small Business Administration ("SBA"). After realization of the collateral, management is of the opinion it may sustain a loss, but such loss has been adequately reserved and is not expected to result in a material adverse effect on the Savings Bank's financial position or results of operations.

         The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                        JUNE 30,     DECEMBER 31,      JUNE 30,
                                         2000            1999            1999
                                         ----            ----            ----
                                               (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential          $  207          $  327          $  456
Construction loans .............            --              49              --
Consumer loans .................           123             162             163
Commercial real estate .........           861             458             465
Commercial business loans ......           551             131              35
                                        ------          ------          ------
  Total nonperforming loans ....         1,742           1,127           1,119
Real estate owned ..............            70             207             205
                                        ------          ------          ------
  Total nonperforming assets ...        $1,812          $1,334          $1,324
                                        ======          ======          ======
Total nonperforming loans as a
  percentage of total loans ....          1.06%            .74%            .82%
                                        ======          ======          ======

Total nonperforming assets as a
  percentage of total assets ...           .88%            .67%            .72%
                                        ======          ======          ======

RESULTS OF OPERATIONS

         General--The Corporation's net income for the quarter ended June 30, 2000 was $68,000 or $.08 per diluted share compared to net income of $185,000 or $.20 per diluted share for the same quarter in the prior year. The second quarter earnings for 2000 included a provision for loan loss of $422,000 that primarily resulted from a comprehensive review of commercial loans. The Savings Bank reevaluated the level of its loan loss reserve in connection with the informal OTS directive issued May 17, 2000. The $422,000 provision for loan loss was an increase of $317,000 from the comparable period in 1999. The $117,000 decrease in net income for the quarter ended June 30, 2000, as compared to the same period in 1999, was mainly the result of increases in total other expenses of $82,000 and the $317,000 increase in provision for losses on loans. This was partially offset by a 12.8% increase of $177,000 in net interest income before provision for loan losses, a $44,000 or 23.2% increase in fees and service charges and a decrease in income tax expense of $80,000. The annualized return on average assets and return on average equity for the three months ended June 30, 2000 were .13% and 1.85%, respectively, compared to .41% and 4.96%, respectively, for the same period of 1999.

         Net income for the six months ended June 30, 2000 was $308,000 or $.35 per diluted share compared to net income of $389,000 or $.43 per diluted share for the comparable period of 1999. Excluding loss on sale of investments of $5,000, net of tax, core net income for the six months ended June 30, 2000 was $313,000 or $.35 per diluted share. This compares to core net income of $359,000 or $.39 per diluted share for the six months ended June 30, 1999. The $46,000 or 12.8% decrease in core net income for the six months ended June 30, 2000, as compared to the same period in 1999, was primarily the result of increases in total other expenses of $194,000 and a $347,000 increase in provision for losses on loans. This was partially offset by a 13.6% increase of $368,000 in net interest income before provision for loan losses and an increase in fees and service charges of $90,000 or 25.6%. The annualized return on average assets and return on average equity for the six months ended June 30, 2000, excluding loss on sale of investments, were .31% and 4.24%, respectively. This compares to an annualized return on average assets and return on average equity for the six months ended June 30, 1999, excluding gain on sale of investments, of .40% and 4.82%, respectively.

         INTEREST INCOME--The Corporation reported interest income of $3.8 million for the three months ended June 30, 2000, as compared to $3.2 million for the three months ended June 30, 1999. The increase of $586,000 or 18.5% for the quarter ended June 30, 2000, compared to the same period in the prior year can be attributed to a $593,000 or 23.3% increase in interest and fees on loans. The increase of $593,000 in interest and fees on loans was the result of loan growth and an increase in the average yield earned on loans receivable. Average balances for loan receivables, net of undisbursed loan proceeds, during the second quarter of 2000 were $161.1 million, compared to $134.2 million for the same period in 1999. The average yield earned on loans receivable, during the quarter ended June 30, 2000, was 7.8% compared to 7.6%.

         The Corporation reported interest income of $7.4 million for the six months ended June 30, 2000, as compared to $6.3 million for the six months ended June 30, 1999. The increase of $1.1 million or 17.6% for the six months ended June 30, 2000, compared to the same period in the prior year can be attributed to a $1.1 million or 22.3% increase in interest and fees on loans. The increase of $1.1 million in interest and fees on loans was the result of loan growth and an increase in the average yield earned on loans receivable. Average balances for loan receivables, net of undisbursed loan proceeds, during the six months ended June 30, 2000 were $157.9 million, compared to $130.8 million for the same period in 1999. The average yield earned on loans receivable during the six months ended June 30, 2000 was 7.7% compared to 7.6% for the same period in 1999.

         INTEREST EXPENSE--Interest expense increased $409,000 or 22.9% during the three months ended June 30, 2000 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the second quarter of 2000 were $122.2 million and $67.1 million, respectively, compared to $116.1 million and $49.4 million, respectively, for the same period in 1999. The weighted average interest rate on interest-bearing liabilities during the second quarter of 2000 was 4.6% compared to 4.3% for the same period in 1999.

         Interest expense increased $732,000 or 20.5% during the six months ended June 30, 2000 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the six months ended June 30, 2000 were $122.1 million and $65.1 million, respectively, compared to $114.7 million and $49.9 million, respectively, for the same period in 1999. The weighted average interest rate on interest-bearing liabilities during the six months ended June 30, 2000 was 4.6% compared to 4.3% for the same period in 1999.

         PROVISION FOR LOAN LOSSES--During the three and six months ended June 30, 2000 the Corporation recorded provisions for losses on loans of $422,000 and $542,000, respectively, compared to $105,000 and $195,000, respectively, for the comparable period in 1999. The increases in provisions for losses on loans of $317,000 and $347,000 for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999 was due to a comprehensive commercial loan review. This review took place in connection with the informal OTS directive issued May 17, 2000. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is updated on a monthly basis. This methodology includes:

    o A detailed review of all criticized and impaired loans is performed to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

    o The application of reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, borrowers' experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

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

         After completion of this process, evaluation of the adequacy of the reserve and the establishment of the provision level for the next month are performed. The Corporation believes that the comprehensive methodology of this monthly process provides appropriate support. The OTS has noted weaknesses in the loan classification process and the Corporation is taking steps to rectify these weaknesses.

         When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than sixty days and problem loans are reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the six months ended June 30, 2000, the Corporation charged off $21,000 in commercial business loans, $5,000 in one-to-four family residential loans and $4,000 in consumer loans.

         Although management utilizes its best judgment in providing for losses, there can be no assurance that the Savings Bank will not have to increase its provision for loan losses in the future as a result of higher risk commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the comprehensive methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's provision for loan losses and the carrying value of its nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Savings Bank as of March 31, 2000. Management and the directors of the Corporation and the Savings Bank believe that the allowance for loan losses is currently adequate.

         The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                  JUNE 30, 2000             DECEMBER 31, 1999             JUNE 30, 1999
                                            ------------------------      ---------------------       ----------------------
                                                             % OF                        % OF                         % OF
                                                           LOANS IN                    LOANS IN                     LOANS IN
                                                             EACH                        EACH                         EACH
                                                           CATEGORY                    CATEGORY                     CATEGORY
                                                           TO TOTAL                    TO TOTAL                     TO TOTAL
                                            AMOUNT          LOANS         AMOUNT         LOANS        AMOUNT          LOANS
                                            ------          -----         ------         -----        ------          -----
                                                                         (DOLLARS IN THOUSANDS)
  One-to-four family residential ..         $  171          63.51%         $169          62.78%         $158          62.96%
  Construction ....................             29           1.47            16           1.77             5           1.62
  Commercial business and
    commercial real estate ........          1,103          23.56           638          24.14           447          23.44
Consumer:
  Automobile, home equity, student,
    share and other consumer ......             79          11.46            72          11.31            70          11.98
  Allocation to general risk ......            113             --            88             --            69             --
                                            ------         ------          ----         ------          ----         ------
     Total ........................         $1,495         100.00%         $983         100.00%         $749         100.00%
                                            ======         ======          ====         ======          ====         ======


         OTHER INCOME--Total other income increased $46,000 and $91,000, net of gains and losses on sales of investments, assets and foreclosed real estate, for the three and six months ended June 30, 2000, respectively, compared to same periods in 1999. This income was attributed to increases in fees and service charges generated from total transaction accounts.

         OTHER EXPENSES--Total other expenses increased $82,000 or 7.0% for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. The increase in total other expenses occurred as a result of a $21,000 or 3.5% increase in salaries and employee benefits primarily attributable to one additional full-time equivalent in the second quarter of 2000 as a result of the commercial loan expansion and approved salary increases. Additionally, there was an increase of $32,000 in other expenses primarily due to an increase in temporary staffing for commercial loan reviews.

         Total other expenses increased $194,000 or 8.5% for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. The increase in total other expenses occurred as a result of a $94,000 or 3.5% increase in salaries and employee benefits primarily attributable to two additional employees hired as a result of the commercial loan expansion and approved salary increases. Additionally, there was an increase of $43,000 in other expenses primarily due to increases in temporary staffing for commercial loan reviews and general operating expenses.

         INCOME TAXES--The Corporation recorded a provision for income taxes of $37,000 and $188,000 for the three and six months ended June 30, 2000, respectively, as compared to $117,000 and $242,000, respectively, for the same periods in the prior year. Such decreases for 2000 as compared to 1999 were due to a decrease in net income before tax.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term, interest-earning assets that provide liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh to leverage its strong capital position. As of June 30, 2000, the Corporation had $66.3 million of outstanding advances from the FHLB of Pittsburgh.

         During the six months ended June 30, 2000 and June 30, 1999, the Corporation's operating activities provided net cash of approximately $1.2 million and $748,000, respectively. The primary reasons for the $1.2 million net cash provided during the three months ended June 30, 2000 were $308,000 in net income, $198,000 increase in accrued interest payable, and $542,000 in provision for loan losses. During the six months ended June 30, 1999, the $748,000 net cash provided was attributable to $172,000 in depreciation of premises and equipment, and $195,000 in provision for loan losses, which was partially offset by a $110,000 increase in deferred income taxes.

         Net cash used by investing activities was $8.2 million for the six months ended June 30, 2000. The primary reason for the $8.2 million net cash used by investing activities was the Corporation originated $10.7 million in new loans in excess of principal payments received on existing loans. This was offset by $1.7 million in sales of investment, mortgage backed and equity securities. This compares with net cash used by investing activities of $14.6 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Corporation originated $11.7 million in new loans in excess of principal payments received on existing loans and purchased $4.5 million and $2.6 million of investment securities designated held-to-maturity and available-for-sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held-to-maturity securities and available-for-sale securities, respectively, that were called.

         Net cash provided by financing activities for the six months ended June 30, 2000, was $5.4 million. This was attributable to increases in Money Market, Passbook Savings and Transaction accounts of $2.3 million and $3.3 million in net FHLB advances. During the same period last year, the Corporation experienced a $5.7 million increase in net cash provided by financing activities primarily due to a $6.4 million increase in core deposits and certificates that was partially offset by a decrease in net FHLB advances of $750,000.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 2000, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 6.69%, 6.69%, and 13.44%, respectively, which substantially exceeded applicable requirements.

YEAR 2000 ISSUES

         The Year 2000 issue arose from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems were anticipated for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. These concerns were commonly referred to as the "Year 2000" problems, and the acronym "Y2K" was commonly substituted for the phrase "Year 2000."

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

         The Corporation's costs associated with Year 2000 included replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimated that the total Year 2000 project costs would not exceed $131,000 (pre-tax). As of June 30, 2000, the Corporation estimated that it had incurred $116,000 in connection with its Y2K project plan. Most of these costs related to equipment acquisitions and accordingly have been capitalized.

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

              The Corporation filed a Form 8-K on May 24, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRESTIGE BANCORP, INC.

Dated:  August 14, 2000                    By: /s/ John A. Stiver
                                               ------------------
                                               John A. Stiver,
                                               Chairman of the Board, Chief
                                               Executive Officer and President

Dated:  August 14, 2000                    By: /s/ James M. Hein
                                               -----------------
                                               James M. Hein,
                                               Chief Financial Officer