Form 10-Q
period 2000-09-30
PRESTIGE BANCORP INC
filed 2000-11-20
CIK 1011145

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _____________ to ______________


                         Commission File Number 0-27522


                             PRESTIGE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       25-1785128
-------------------------------                     -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

       710 Old Clairton Road
     Pleasant Hills, Pennsylvania                            15236
---------------------------------------                     ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 20, 2000 there were 946,116 shares of the registrant's common stock outstanding, par value $1.00 per share.


================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                    ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of

              September 30, 2000 (unaudited) and December 31, 1999                                                    1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended September 30, 2000 and 1999 (unaudited)                                                    2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the nine
              months ended September 30, 2000 and 1999 (unaudited)                                                    3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the nine months ended September 30, 2000 and 1999 (unaudited)                                       4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
              months ended September 30, 2000 and 1999 (unaudited)                                                    5

              Notes to Consolidated Financial Statements (unaudited)                                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                      21
Item 2.       Changes in Securities                                                                                  21
Item 3.       Defaults upon Senior Securities                                                                        21
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    21
Item 5.       Other Information                                                                                      21
Item 6.       Exhibits and Reports on Form 8-K                                                                       21

SIGNATURES                                                                                                           22

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,            December 31,
                                                                                        2000                     1999
                                                                                    -------------           -------------
                                                                                     (Unaudited)
ASSETS
Cash and due from banks                                                             $   1,039,089           $   1,411,002
Interest-bearing deposits with banks                                                    6,574,156               3,787,311
Investment securities:
     Available for sale                                                                 9,055,101              10,985,172
     Held to maturity (market value $22,554,459 and
       $23,027,655 respectively)                                                       23,513,354              24,361,002
Net loans                                                                             160,146,895             150,962,353
Federal Home Loan Bank stock, at cost                                                   3,648,900               3,648,900
Premises and equipment, net                                                             2,365,374               2,503,345
Accrued interest receivable                                                             1,412,940               1,177,480
Deferred tax asset                                                                      1,361,181                 548,118
Other assets                                                                            1,163,618               1,187,636
                                                                                    -------------           -------------
Total assets                                                                        $ 210,280,608           $ 200,572,319
                                                                                    =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest-bearing deposits                                                  $   9,581,556           $   7,537,107
     Interest-bearing deposits                                                        114,665,357             112,953,650
                                                                                    -------------           -------------
           Total deposits                                                             124,246,913             120,490,757

     Federal Home Loan Bank advances                                                   70,577,000              62,977,000
     Advance payments by borrowers for taxes and insurance                                476,467               1,068,008
     Income taxes payable                                                                  72,088                 163,736
     Accrued interest payable                                                             657,400                 422,971
     Other liabilities                                                                    396,571                 496,558
                                                                                    -------------           -------------
           Total liabilities                                                          196,426,439             185,619,030
                                                                                    -------------           -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                                --                      --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,162,313 shares issued at September 30, 2000 and December 31, 1999              1,162,313               1,162,313
     Treasury stock at cost: 216,197 and 172,349 shares at
       September 30, 2000 and December 31, 1999, respectively                          (2,699,348)             (2,246,618)
     Additional paid-in-capital                                                        11,589,770              11,581,741
     Unearned ESOP shares: 75,527 and 79,007 shares at
       September 30, 2000 and December 31, 1999, respectively                            (635,320)               (654,310)
     Retained earnings - substantially restricted                                       4,773,485               5,543,671
     Accumulated other comprehensive income                                              (336,731)               (433,508)
                                                                                    -------------           -------------
           Total stockholders' equity                                                  13,854,169              14,953,289
                                                                                    -------------           -------------
Total liabilities and stockholders' equity                                          $ 210,280,608           $ 200,572,319
                                                                                    =============           =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                        2000                 1999
                                                                    -----------           ----------
Interest income:
  Interest and fees on loans                                        $ 3,186,168           $2,739,390
  Interest on mortgage-backed securities                                158,983              190,551
  Interest and dividends on other investment securities                 432,624              440,971
  Interest on deposits in other financial institutions                   15,059               14,885
                                                                    -----------           ----------
       Total interest income                                          3,792,834            3,385,797
                                                                    -----------           ----------
Interest expense:
  Interest on deposits                                                1,246,693            1,162,508
  Advances from Federal Home Loan Bank                                1,087,946              753,233
                                                                    -----------           ----------
       Total interest expense                                         2,334,639            1,915,741
                                                                    -----------           ----------
       Net interest income                                            1,458,195            1,470,056

Provision for loan losses                                             1,898,500              120,000
                                                                    -----------           ----------
       Net interest (loss) income after provision for
         loan losses                                                   (440,305)           1,350,056
                                                                    -----------           ----------
Other income:
  Fees and service charges                                              237,306              212,608
  Net gain on sale of investments                                        18,362
                                                                                          ----------
  Gain on sale of assets                                                     --                1,995
  Other income, net                                                       4,161                3,633
                                                                    -----------           ----------
       Total other income                                               259,829              218,236
                                                                    -----------           ----------
Other expenses:
  Salaries and employee benefits                                        623,152              617,454
  Premises and occupancy costs                                          152,457              146,040
  Federal deposit insurance premiums                                      6,263               16,488
  Data processing costs                                                  67,714               63,646
  Advertising costs                                                      22,557               25,435
  Transaction processing costs                                           89,891               76,831
  ATM transaction fees                                                   47,605               41,859
  Other expenses                                                        248,666              192,362
                                                                    -----------           ----------
       Total other expenses                                           1,258,305            1,180,115
                                                                    -----------           ----------
       (Loss) income before income tax expense                       (1,438,781)             388,177

Income tax (benefit) expense                                           (562,825)             147,767
                                                                    -----------           ----------
Net (loss) income                                                   $  (875,956)          $  240,410
                                                                    ===========           ==========
Basic (loss) earnings per share:
  Net (loss) income                                                 $     (1.01)          $     0.26
  Weighted average number of common shares outstanding                  869,807              916,119

Diluted (loss) earnings per share:
  Net (loss) income                                                 $     (1.01)          $     0.26
  Weighted average number of common shares outstanding                  869,807              916,119


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                       2000                   1999
                                                                    ------------           ----------
Interest income:
  Interest and fees on loans                                        $  9,284,200           $7,725,428
  Interest on mortgage-backed securities                                 509,238              577,829
  Interest and dividends on other investment securities                1,304,756            1,190,253
  Interest on deposits in other financial institutions                    67,586              164,705
                                                                    ------------           ----------
       Total interest income                                          11,165,780            9,658,215
                                                                    ------------           ----------
Interest expense:
  Interest on deposits                                                 3,632,566            3,360,641
  Advances from Federal Home Loan Bank                                 3,000,049            2,120,933
                                                                    ------------           ----------
       Total interest expense                                          6,632,615            5,481,574
                                                                    ------------           ----------
       Net interest income                                             4,533,165            4,176,641

Provision for loan losses                                              2,440,500              315,000
                                                                    ------------           ----------
       Net interest income after provision for loan losses             2,092,665            3,861,641
                                                                    ------------           ----------
Other income:
  Fees and service charges                                               678,058              564,107
  Net gain on sale of investments                                         10,398               48,559
  Gain on sale of assets                                                   2,660                3,375
  Gain on sale of foreclosed real estate                                   2,488                   --
  Other income, net                                                       12,585               10,436
                                                                    ------------           ----------
       Total other income                                                706,189              626,477
                                                                    ------------           ----------
Other expenses:
  Salaries and employee benefits                                       1,892,081            1,792,647
  Premises and occupancy costs                                           454,905              437,469
  Federal deposit insurance premiums                                      18,701               48,076
  Data processing costs                                                  205,846              190,549
  Advertising costs                                                      106,560               86,076
  Transaction processing costs                                           263,069              230,288
  ATM transaction fees                                                   129,267              111,816
  Other expenses                                                         671,217              572,045
                                                                    ------------           ----------
       Total other expenses                                            3,741,646            3,468,966
                                                                    ------------           ----------
       (Loss) income before income tax expense                          (942,792)           1,019,152

Income tax (benefit) expense                                            (374,427)             389,342
                                                                    ------------           ----------
Net (loss) income                                                   $   (568,365)          $  629,810
                                                                    ============           ==========

Basic (loss) earnings per share:
  Net (loss) income                                                 $      (0.64)          $     0.69
  Weighted average number of common shares outstanding                   881,880              915,051

Diluted (loss) earnings per share:
  Net (loss) income                                                 $      (0.64)          $     0.69
  Weighted average number of common shares outstanding                   881,880              915,253


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                                             Accum-
                                                                                                             ulated
                                              Common                                                          Other
                                               Stock                  Additional                             Compre-
                              Comprehensive  $1.00 par    Treasury     Paid-in     Unearned    Retained      hensive
                                  Income       value       Stock       Capital    ESOP Shares  Earnings       Income      Total
                                  ------       -----       -----       -------    -----------  --------       ------      -----
BALANCE, December 31, 1999                   $1,162,313  $(2,246,618)  $11,581,741  $(654,310)  $5,543,671   $(433,508) $14,953,289
  Allocation of 3,480
    ESOP shares                                      --           --         8,029     18,990           --          --       27,019
  Cash dividends declared:
    Common stock ($.21 per
      share)                                         --           --            --         --     (201,821)         --     (201,821)
  Treasury stock purchases,
    43,848 shares                                    --     (452,730)           --         --           --          --     (452,730)


  Net loss                       $(568,365)          --           --            --         --     (568,365)         --     (568,365)
  Net unrealized gains on
    available for sale
    securities, net of tax
    of $60,031                      90,046           --           --            --         --           --      90,046       90,046

  Reclassification
    adjustment for gains
    realized in net income
    net of tax of  $3,667            6,731           --           --            --         --           --       6,731        6,731
                                 ---------

  Comprehensive loss             $(471,588)
                                 =========   ----------  -----------   -----------  ---------   ----------   ---------  -----------
BALANCE, September 30, 2000                  $1,162,313  $(2,699,348)  $11,589,770  $(635,320)  $4,773,485   $(336,731) $13,854,169
                                             ==========  ===========   ===========  =========   ==========   =========  ===========


BALANCE, December 31, 1998                   $1,100,090  $(2,161,243)  $10,727,677  $(690,380)  $5,826,182   $ (42,421) $14,759,905
  Allocation of 3,248 ESOP
   shares                                            --           --        18,277     17,720           --          --       35,997
  Cash dividends declared:
    Common stock ($.18 per
      share)                                         --           --            --         --     (176,622)         --     (176,622)
  Stock dividend declared:
    Common stock (5% per
      share)                                     62,223           --       830,321         --     (892,544)         --           --
    Cash in lieu of stock                            --           --            --         --       (4,901)         --       (4,901)
  Net income                     $ 629,810           --           --            --         --      629,810          --      629,810
  Net unrealized losses on
    available for sale
    securities, net of tax
    of $204,416                   (306,624)          --           --            --         --           --    (306,624)    (306,624)
  Reclassification
    adjustment for gains
    realized in net income
    net of tax of $18,591           29,968           --           --            --         --           --      29,968       29,968
                                 ---------

  Comprehensive income           $ 353,154
                                 =========   ----------  -----------  ------------  ---------   ----------   ---------  -----------
BALANCE, September 30, 1999                  $1,162,313  $(2,161,243) $ 11,576,275  $(672,660)  $5,381,925   $(319,077) $14,967,533
                                             ==========  ===========  ============  =========   ==========   =========  ===========


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
                                                                                 2000                    1999
                                                                             -------------           ------------
Operating activities:
  Net (loss) income                                                          $    (568,365)          $    629,810
                                                                             -------------           ------------
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities
     Depreciation of premises and equipment                                        244,819                259,148
     Amortization of premiums and discounts, net                                    (2,550)                15,683
     Non cash compensation expense related to MRP Plan                              99,369                107,469
     Non cash compensation expense related to ESOP benefit                          46,549                 56,792
     Loss on sale of mutual funds                                                       --                 17,625
     Gain on sale of equity securities                                             (21,544)               (66,184)
     Loss on sale of available for sale investment                                   8,877                     --
       securities

     Loss on sale of available for sale mortgage backed                              2,270                     --
       securities

     Provision for loan losses                                                   2,440,500                315,000
     Decrease in other liabilities                                                (119,517)               (36,357)
     Increase in accrued interest payable                                          234,429                 26,612
     Decrease in income taxes payable                                              (91,648)               (14,768)
     Increase in deferred income taxes                                            (877,582)              (134,553)
     Increase in accrued interest receivable                                      (235,460)              (200,936)
     (Increase) decrease in other assets                                           (73,501)               110,639
                                                                             -------------           ------------
       Total adjustments                                                         1,655,011                456,170
                                                                             -------------           ------------
       Net cash provided by operating activities                                 1,086,646              1,085,980
                                                                             -------------           ------------
Investing activities:
  Loan originations                                                            (44,464,165)           (54,260,762)
  Principal payments on loans                                                   32,839,123             34,061,389
  Principal payments on mortgage-backed securities available for                   388,190                450,275
    sale

  Principal payments on mortgage-backed securities held to maturity                786,931              1,248,528
  Principal payments on investment securities held to maturity                      56,737                337,202
  Proceeds from calls of held to maturity investment                                    --              3,000,000
    securities

  Proceeds from sale of available for sale mutual funds                                 --                733,931
  Proceeds from sale of available for sale investment                              991,126                     --
    securities securities
  Proceeds from sale of available for sale mortgage backed                         593,798                     --
    securities

  Proceeds from sale of equity securities                                          161,799                129,480
  Proceeds from calls of available for sale investment                                  --              1,000,000
    securities

  Purchases of available for sale mortgage backed                                       --             (1,500,000)
    securities

  Purchases of available for sale investment securities                            (26,619)            (2,583,870)
  Purchases of held to maturity investment securities                                   --             (4,500,000)
  Purchases of premises and equipment                                             (106,848)              (181,792)
  Purchase of Federal Home Loan Bank stock                                              --               (900,000)
                                                                             -------------           ------------
       Net cash used by investing activities                                    (8,779,928)           (22,965,619)
                                                                             -------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and
    insurance                                                                     (591,541)              (471,753)

  Purchases of MRP shares                                                           (1,850)                    --
  Proceeds from Federal Home Loan Bank advances                                147,850,000             25,600,000
  Payments on Federal Home Loan Bank advances                                 (140,250,000)           (19,600,000)
  Net increase in Money Market, NOW and Passbook savings accounts                2,412,689              7,024,372
  Net increase in certificate accounts                                           1,343,467              2,287,262
  Purchases of treasury stock                                                     (452,730)                    --
  Cash in lieu of stock dividend on fractional shares                                   --                 (4,901)
  Common stock cash dividends paid                                                (201,821)              (176,622)
                                                                             -------------           ------------
       Net cash provided by financing activities                                10,108,214             14,658,358
                                                                             -------------           ------------
Net increase (decrease) in cash and cash equivalents                             2,414,932             (7,221,281)
Cash and cash equivalents at beginning of period                                 5,198,313             10,152,957
                                                                             -------------           ------------
Cash and cash equivalents at end of period                                   $   7,613,245           $  2,931,676
                                                                             =============           ============
Supplemental disclosures of cash flow information:

  Cash paid during the period for income taxes                               $     590,825           $    500,400
  Cash paid during the period for interest on deposits and                       6,398,186              5,454,962
    borrowings

Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                     $     179,149           $         --

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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


2. BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

The following tables reflect the calculation of (loss) earnings per share under SFAS No. 128.


                                                      Three Months Ended
                                            -----------------------------------------
                                            September 30, 2000     September 30, 1999
                                            ------------------     ------------------
Basic (loss) earnings per share:
    Net (loss) income                           $(875,956)             $240,410
    Average shares outstanding                    869,807               916,119
    (Loss) earnings per share                   $   (1.01)             $    .26
Diluted (loss) earnings per share:
    Net (loss) income                           $(875,956)             $240,410
    Average shares outstanding                    869,807               916,119
                                                ---------              --------
    Diluted average shares outstanding            869,807               916,119
    (Loss) earnings per share                   $   (1.01)             $    .26

For the three months ended September 30, 2000 and 1999, options to purchase 111,026 and 105,325 shares of common stock, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

                                                      Nine Months Ended
                                            ----------------------------------------
                                            September 30, 2000     September 30, 1999
                                            ------------------     ------------------
Basic (loss) earnings per share:
    Net (loss) income                           $(568,365)              $629,810
    Average shares outstanding                    881,880                915,051
    (Loss) earnings per share                   $    (.64)              $    .69
Diluted (loss) earnings per share:
    Net (loss) income                           $(568,365)              $629,810
    Average shares outstanding                    881,880                915,051
    Stock options                                      --                    202
                                                ---------               --------
    Diluted average shares outstanding            881,880                915,253
    (Loss) earnings per share                   $    (.64)              $    .69

For the nine months ended September 30, 2000 and 1999, options to purchase 111,026 and 92,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                          September 30, 2000
                                                    -------------------------------
                                                    Amortized             Market
                                                       Cost               Value
                                                    ----------          ----------
U.S. government and government
    agency obligations:
       Due after one and within five years          $3,500,000          $3,414,875
       Due after five and within ten years             500,000             480,625
Corporate Debentures                                   494,006             458,430
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                           1,858,951           1,796,715
Federal National Mortgage Association
    (FNMA) certificates:
       Due within one year                              36,130              35,431
       Due after ten years                           1,356,739           1,305,438
Mutual fund investment                                 579,407             572,048
Common stock portfolio                               1,291,087             991,539
                                                    ----------          ----------
                                                    $9,616,320          $9,055,101
                                                    ==========          ==========

Investment securities held to maturity:


                                                    --------------------------------
                                                          September 30, 2000
                                                    --------------------------------
                                                     Amortized             Market
                                                        Cost                Value
                                                    -----------          -----------
U.S. government and government
    agency obligations:
       Due within one year                          $ 1,503,078          $ 1,481,117
       Due after five and within ten years            8,495,824            8,156,370
       Due after ten years                            6,814,237            6,349,533
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years            2,395,505            2,380,763
       Due after ten years                              958,165              942,591
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,577,458            1,544,203
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,769,087            1,699,882
                                                    -----------          -----------
                                                    $23,513,354          $22,554,459
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                           September 30,
                                                2000
                                           -------------
Real estate loans:
  1-4 family                               $ 104,060,484
  Construction                                 2,062,841
  Commercial real estate                      15,874,749
                                           -------------
                                             121,998,074
  Less- Undisbursed loan proceeds                695,390
                                           -------------
                                             121,302,684

Commercial business loans:                    22,078,095

Consumer loans:
  Home equity                                 12,015,050
  Student                                      2,485,070
  Automobile                                   2,832,916
  Collateral                                     799,281
  Credit cards                                   629,874
  Personal unsecured/other                       539,422
                                           -------------
                                              19,301,613
                                           -------------
                                             162,682,392
  Less- Allowance for loan losses              2,545,257
  Deferred loan costs                             (9,760)
                                           -------------
                                           $ 160,146,895
                                           =============


5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:


                                              Nine Months Ended
                                                 September 30,
                                        -------------------------------
                                           2000                 1999
                                        -----------           ---------

Balance at beginning of period          $   982,588           $ 571,183
Provision for loan losses                 2,440,500             315,000
Charge-offs                                (878,186)            (25,586)
Recoveries                                      355                  --
                                        -----------           ---------
Balance at end of period                $ 2,545,257           $ 860,597
                                        ===========           =========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of September 30, 2000 are as follows (amounts approximate):

    October 1, 2000 to September 30, 2001              $35,811,447
    October 1, 2001 to September 30, 2002               10,412,430
    October 1, 2002 to September 30, 2003                7,527,311
    October 1, 2003 to September 30, 2004                1,973,943
    October 1, 2004 and thereafter                       3,437,429
                                                       -----------
                                          TOTAL        $59,162,560
                                                       ===========

    Certificates of $100,000 or more                   $10,537,062
                                                       ===========


7. INCOME TAXES:

The (benefit) provision for income taxes is as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                 ------------------------
                                                   2000            1999
                                                 ---------       --------

                                     Federal     $(307,100)      $317,382
                                       State       (67,327)        71,960
                                                 ---------       --------
                                                 $(374,427)      $389,342
                                                 =========       ========

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 2000, and December 31, 1999, amounted to $687,913 and $634,845, respectively.


9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $36,000 and $99,000 during the three and nine months ended September 30, 2000, respectively, compared to $37,000 and $107,000 for the comparable periods of 1999.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of September 30, 2000, the Corporation had granted 112,679 options of which 1,146 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of September 30, 2000, there had been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On February 17, 1999 the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999, which was paid on March 19, 1999. All option data above have been restated to reflect the stock dividend.


10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. Based on the asset size of the Savings Bank and its risk based capital ratios, the Corporation believes although the Savings Bank exhibits a high interest rate risk profile under the OTS model the Savings Bank at this point does not have to deduct any amount from capital for interest-rate risk (amounts in thousands).


                                                                                                 To Be Well Capitalized
                                                         For Capital Adequacy                   Under Prompt Corrective
                                 Actual                        Purposes                            Action Provisions
                            ---------------          -------------------------------         ----------------------------------
                            Amount    Ratio             Amount             Ratio                Amount              Ratio
                            ------    -----            ------              -----                ------              -----
Total Capital (to Risk
  Weighted Assets):
         As of                                       greater than or     greater than or     greater than or     greater than or
September 30, 2000          $14,307   12.52%         equal to $9,141     equal to 8.0%       equal to $11,426    equal to 10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
         As of                                       greater than or     greater than or     greater than or     greater than or
September 30, 2000          $12,879   11.27%         equal to $4,570     equal to 4.0%       equal to $6,855     equal to 6.0%

Tier 1 Capital (to
  Average Assets):
         As of                                       greater than or     greater than or     greater than or     greater than or
September 30, 2000          $12,879    6.27%         equal to $8,211     equal to 4.0%       equal to $10,264    equal to 5.0%


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $10.1 million as of September 30, 2000. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

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

The FASB has additionally issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125." effective for transfers and extinguishments after March 31, 2001. The impact and adoption of these standards is not expected to materially affect the Corporation's financial condition or results of operations.


13. OFFICE OF THRIFT SUPERVISION:

The Corporation announced on September 25, 2000 that it entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). This Supervisory Agreement formalized the understandings of the OTS and the Bank pursuant to an informal directive issued by the OTS to the Bank on May 17, 2000.

In conjunction with a routine regulatory examination of the "Bank by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into the Supervisory Agreement. The Supervisory Agreement was signed on September 20, 2000, (the "Effective Date") and will, among other things, place restrictions on the Bank's growth. The Bank may seek modification of this limitation on growth by submission of a written request to the Regional Director of the OTS ("Regional Director") and by obtaining the prior written approval of the Regional Director. Under the Supervisory Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the Regional Director. Additionally, the Supervisory Agreement requires the Bank or its Board of Directors to review and revise various policies including 1) interest rate risk management, 2) strategic planning to direct the operations and affairs of the Bank and in managing and reducing the interest rate risk of the Bank, 3) investment and underwriting policies, 4) transactions with the affiliates of the Bank, and 5) internal loan and asset classifications policies. The Supervisory Agreement continues the restriction imposed on the Bank by the directive not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer. The restrictions on the Bank's operations were immediately effective and the Supervisory Agreement will remain in place until terminated by the OTS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUPERVISION AND REGULATION

         Prestige Bancorp, Inc. (the "Corporation") announced on September 25, 2000 that Prestige Bank, a Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation, entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). This Supervisory Agreement formalized the understandings of the OTS and the Bank pursuant to an informal directive issued by the OTS to the Bank on May 17, 2000.

         In conjunction with a routine regulatory examination of the "Bank by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into the Supervisory Agreement. The Supervisory Agreement was signed on September 20, 2000, (the "Effective Date") and will, among other things, place restrictions on the Bank's growth. The Bank may seek modification of this limitation on growth by submission of a written request to the Regional Director of the OTS ("Regional Director") and by obtaining the prior written approval of the Regional Director. Under the Supervisory Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the Regional Director. Additionally, the Supervisory Agreement requires the Bank or its Board of Directors to review and revise various policies including 1) interest rate risk management, 2) strategic planning to direct the operations and affairs of the Bank and in managing and reducing the interest rate risk of the Bank, 3) investment and underwriting policies, 4) transactions with the affiliates of the Bank, and 5) internal loan and asset classifications policies. The Supervisory Agreement continues the restriction imposed on the Bank by the directive not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer. The restrictions on the Bank's operations were immediately effective and the Supervisory Agreement will remain in place until terminated by the OTS.

         The Corporation agrees with the OTS that the foregoing measures will assist the Bank in managing asset quality and interest rate risk. The Corporation has worked closely with the OTS to implement the Supervisory Agreement and it believes it has materially complied with the agreement to date.

                  The Bank is a well-capitalized institution and the Supervisory Agreement does not result in any interruption of the Bank's day-to-day operations. Management anticipates that compliance with the Supervisory Agreement will not alter the Bank's classification as a well-capitalized institution.

FINANCIAL CONDITION

         Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), an officer loan, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of September 30, 2000, the Corporation had outstanding borrowings of $358,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable regulations.

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

         At September 30, 2000, the Corporation's total assets amounted to $210.3 million compared with $200.6 million at December 31, 1999. The $9.7 million or 4.8% increase was primarily due to increases of $9.2 million or 6.1% in net loans receivable and cash and cash equivalents of $2.4 million that was partially offset by reductions in total investment securities of $2.8 million or 7.9%. The growth in net loans receivable was attributed to increases in commercial business and commercial real estate of $1.0 million or 2.6%, $7.9 million or 8.2% in one-to-four family residential real estate loans and $2.0 million or 11.4% in consumer loans. These increases in assets occurred in compliance with the terms of the Supervisory Agreement. The decrease in total investment securities of $2.8 million was due to $1.7 million in sales of investment, mortgage backed and equity securities and $1.2 million in principal payments on mortgage backed securities. Increased cash and cash equivalents of $2.4 million were primarily attributable to an increase in deposits and Federal Home Loan Bank ("FHLB") advances of $3.8 million and $7.6 million, respectively, and $1.7 million in sales of investment, mortgage backed and equity securities. This was partially offset by $11.6 million in new loans in excess of principal payments received on existing loans. Total stockholders' equity amounted to $13.9 million or 6.59% of total assets at September 30, 2000, compared to equity of $15.0 million or 7.46% of total assets at December 31, 1999. The $1.1 million decrease in stockholders' equity was primarily attributable to stock repurchases of $453,000, cash dividends of $202,000 and a net loss of $568,000 for the nine months ended September 30, 2000. The Corporation paid a quarterly dividend $.07 per share during the first, second, and third quarters of 2000 compared to $.06 per share for the same periods in 1999. On November 6, 2000, the Board of Directors suspended its fourth quarter cash dividend to preserve capital due to the net loss of for the nine months ended September 30, 2000. The Board of Directors of Prestige Bancorp will continue to review paying cash dividends on a quarterly basis.

         The Corporation's nonperforming assets increased $2.2 million to $3.5 million at September 30, 2000, compared to $1.3 million at December 31, 1999. The increase was primarily due to a rise in nonperforming commercial business and commercial real estate loans from $131,000 and $458,000 at December 31, 1999, respectively, compared to $702,000 and $2.3 million, respectively, at September 30, 2000. The $702,000 of nonperforming commercial business loans was comprised of twelve loans and the $2.3 million of nonperforming commercial real estate loans was comprised of five loans. Management continues to take measures to address these deficiencies. However, these loans continue to be monitored and reserved under the allowance for loan losses.

         The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                   SEPTEMBER 30,       DECEMBER 31,    SEPTEMBER 30,
                                       2000                1999            1999
                                       ----                ----            ----
                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential ....   $   85              $  327            $253
Construction loans ................       --                  49              --
Consumer loans ....................      244                 162             157
Commercial real estate ............    2,340                 458              --
Commercial business loans .........      702                 131              50
                                      ------              ------            ----
  Total nonperforming loans .......    3,371               1,127             460
Real estate owned .................      179                 207             205
                                      ------              ------            ----
  Total nonperforming assets ......   $3,550              $1,334            $665
                                      ======              ======            ====
Total nonperforming loans as a
  percentage of total loans .......     2.06%                .74%            .32%
                                      ======              ======            ====

Total nonperforming assets as a
  percentage of total assets ......     1.69%                .67%            .35%
                                      ======              ======            ====

RESULTS OF OPERATIONS

         General--The Corporation's net loss for the quarter ended September 30, 2000 was $876,000 or ($1.01) per diluted share compared to net income of $240,000 or $.26 per diluted share for the same quarter in the prior year. The third quarter earnings for 2000 included a provision for loan loss of $1.9 million that primarily resulted from an on-going review of commercial and commercial real estate loans. As part of its process, the Bank performs periodic reviews of individual commercial credits based on risk classification, collateral and performance. Credits identified as criticized or non-performing assets are reviewed quarterly while the majority of the Bank's other commercial credits are evaluated annually. This provision represents an increase of $1.8 million over the same period in 1999 and was the primary result of commercial real estate loans and commercial business loans for which credit deterioration became apparent during the third quarter 2000.

         The net loss of $876,000 for the quarter ended September 30, 2000 represents a $1.1 million decrease from the $240,000 net income for the same period in 1999. This decrease was due mainly to increases in provision for losses on loans of $1.8 million and total other expenses of $78,000. This was partially offset by an income tax benefit of $563,000 for the quarter ended September 30, 2000 compared to an income tax expense of $148,000 for the same period in 1999.

         Net loss for the nine months ended September 30, 2000 was $568,000 or ($.64) per diluted share compared to net income of $630,000 or $.69 per diluted share for the comparable period of 1999. Excluding gain on sale of investments of $6,000, net of tax, net loss for the nine months ended September 30, 2000 was $574,000 or ($.65) per diluted share. This compares to net income after excluding gain on sale of investments of $30,000, net of tax, of $600,000 or $.66 per diluted share for the nine months ended September 30, 1999. The net loss of $574,000 for the nine months ended September 30, 2000, after excluding gain on sale of investments, net of tax, represents a $1.2 million decrease from the $600,000 net income after excluding gain on sale of investments, net of tax, for the same period in 1999. This decrease was primarily the result of increases in provision for losses on loans of $2.1 million and total other expenses of $273,000. This was partially offset by an income tax benefit of $375,000 for the nine months ended

September 30, 2000 compared to an income tax expense of $389,000 for the same period in 1999. In addition, net interest income before provision for loan losses increased 8.5% or $356,000 and fees and service charges increased $114,000 or 20.2% during the nine months ended September 30, 2000 compared to the same period in 1999.

         INTEREST INCOME--The Corporation reported interest income of $3.8 million for the three months ended September 30, 2000, as compared to $3.4 million for the three months ended September 30, 1999. The increase of $407,000 or 12.0% for the quarter ended September 30, 2000, compared to the same period in the prior year can be attributed to a $447,000 or 16.3% increase in interest and fees on loans. The increase of $447,000 in interest and fees on loans was the result of loan growth and an increase in the average yield earned on loans receivable. Average balances for loan receivables, net of undisbursed loan proceeds, during the third quarter of 2000 were $163.3 million, compared to $142.3 million for the same period in 1999. The average yield earned on loans receivable, during the quarter ended September 30, 2000, was 7.8% compared to 7.7% for the same period in 1999.

         The Corporation reported interest income of $11.2 million for the nine months ended September 30, 2000, as compared to $9.7 million for the nine months ended September 30, 1999. The increase of $1.5 million or 15.6% for the nine months ended September 30, 2000, compared to the same period in the prior year can be attributed to a $1.6 million or 20.2% increase in interest and fees on loans. The increase of $1.6 million in interest and fees on loans was the result of loan growth and an increase in the average yield earned on loans receivable. Average balances for loan receivables, net of undisbursed loan proceeds, during the nine months ended September 30, 2000 were $159.7 million, compared to $134.7 million for the same period in 1999. The average yield earned on loans receivable during the nine months ended September 30, 2000 was 7.8% compared to 7.7% for the same period in 1999.

         INTEREST EXPENSE--Interest expense increased $419,000 or 21.9% during the three months ended September 30, 2000 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the third quarter of 2000 were $123.4 million and $69.6 million, respectively, compared to $119.5 million and $54.5 million, respectively, for the same period in 1999. The weighted average interest rate on interest-bearing liabilities during the third quarter of 2000 was 4.8% compared to 4.4% for the same period in 1999.

         Interest expense increased $1.2 million or 21.0% during the nine months ended September 30, 2000 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the nine months ended September 30, 2000 were $122.5 million and $66.6 million, respectively, compared to $116.3 million and $51.4 million, respectively, for the same period in 1999. The weighted average interest rate on interest-bearing liabilities during the nine months ended September 30, 2000 was 4.7% compared to 4.4% for the same period in 1999.

         PROVISION FOR LOAN LOSSES--During the three and nine months ended September 30, 2000 the Corporation recorded provisions for losses on loans of $1.9 million and $2.4 million, respectively, compared to $120,000 and $315,000, respectively, for the comparable period in 1999. The increases in provisions for losses on loans of $1.8 million and $2.1 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999 were due to results of commercial business and commercial real estate loan reviews. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

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

     After completion of this process, evaluation of the adequacy of the reserve and the establishment of the provision level for the next month are performed. The OTS has noted a weakness in the loan classification process and the Corporation is continuing to take steps to rectify these weaknesses.

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the nine months ended September 30, 2000, the Corporation charged off two commercial real estate loans totaling $554,000, seven commercial business loans totaling $308,000, one one-to-four family residential loan totaling $5,000 and seven consumer loans totaling $11,000.

     Although management utilizes its best judgment in providing for losses, there can be no assurance that the Savings Bank will not have to increase its provision for loan losses in the future as a result of commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the comprehensive methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's provision for loan losses and the carrying value of its nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Savings Bank as of March 31, 2000. Management and the directors of the Corporation and the Savings Bank believe that the allowance for loan losses is currently adequate. The Savings Bank will continue its review of the commercial loan portfolio for any further developments and the allowance for loan loss will be adjusted accordingly.

     The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999    SEPTEMBER 30, 1999
                                                      --------------------     -----------------------------------------
                                                                      % OF                  % OF                  % OF
                                                                    LOANS IN              LOANS IN              LOANS IN
                                                                      EACH                  EACH                  EACH
                                                                    CATEGORY              CATEGORY              CATEGORY
                                                                    TO TOTAL              TO TOTAL              TO TOTAL
                                                       AMOUNT         LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                                                       ------       --------     ------   --------     ------   --------
                                                                            (DOLLARS IN THOUSANDS)

  One-to-four family residential....................  $    160       63.69%      $ 169     62.78%      $ 161      62.96%
  Construction......................................        29        1.26          16      1.77           9       1.62
  Commercial business and
    commercial real estate..........................     2,042       23.23         638     24.14         531      23.44
Consumer:
  Automobile, home equity, student,
    share and other consumer........................        90       11.81          72     11.31          73      11.98
  Allocation to general risk........................       224          --          88        --          87         --
                                                      --------      ------       -----    ------        ----     ------
     Total..........................................  $  2,545      100.00%      $ 983    100.00%       $861     100.00%
                                                      ========      ======       =====    ======        ====     ======

         OTHER INCOME--Total other income increased $25,000 and $116,000, net of gains and losses on sales of investments, assets and foreclosed real estate, for the three and nine months ended September 30, 2000, respectively, compared to same periods in 1999. This income was attributed to increases in fees and service charges generated from total transaction accounts.

         OTHER EXPENSES--Total other expenses increased $78,000 or 6.6% for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. The rise in total other expenses occurred as a result of a $56,000 increase in other expenses. This increase of $56,000 was primarily due to temporary staffing for commercial loan reviews and legal fees.

         Total other expenses increased $273,000 or 7.9% for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. The increase in total other expenses occurred as a result of a $99,000 or 5.6% increase in salaries and employee benefits primarily attributable to two additional employees hired as a result of the commercial loan expansion and approved salary increases. Additionally, there was an increase of $99,000 in other expenses primarily due to increases in temporary staffing for commercial loan reviews, legal fees and general operating expenses.

         INCOME TAXES--The Corporation recorded an income tax benefit of $563,000 and $375,000 for the three and nine months ended September 30, 2000, respectively, as compared to an income tax expense of $148,000 and $389,000, respectively, for the same periods in the prior year. Such decreases in income taxes were due to the Corporation recognizing a loss before income taxes of $1.4 million and $943,000 for the three and nine months ended September 30, 2000, respectively, compared to income before income taxes of $388,000 and $1.0 million, respectively, for the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by its Board of Directors. In addition, the Corporation invests in short-term, interest-earning assets that provide liquidity to meet lending requirements. Although the Corporation had historically relied on deposits for funding, the Corporation in 1996 began to use advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh to leverage its capital position. As of September 30, 2000, the Corporation had $70.6 million of outstanding advances from the FHLB of Pittsburgh.

         During the nine months ended September 30, 2000 and September 30, 1999, the Corporation's operating activities provided net cash of approximately $1.1 million. The primary reasons for the $1.1 million net cash provided during the nine months ended September 30, 2000 were $2.4 million in provision for loan losses and $234,000 increase in accrued interest payable which was partially offset by a $878,000 increase in deferred income taxes and a net loss for the nine months ended September 30, 2000 of $568,000. During the nine months ended September 30, 1999, net cash provided by operating activities was the result of $630,000 in net income, $259,000 in depreciation of premises and equipment, and $315,000 in provision for loan losses, which was partially offset by a $201,000 increase in accrued interest receivable and a $135,000 decrease in income taxes payable.

         Net cash used by investing activities was $8.8 million for the nine months ended September 30, 2000. The primary reason for the $8.8 million net cash used by investing activities was the Corporation originated $11.6 million in new loans in excess of principal payments received on existing loans. This was offset by $1.7 million in sales of investment, mortgage backed and equity securities. This compares with net cash used by investing activities of $23.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Corporation originated $20.2 million in new loans in excess of principal payments received on existing loans and purchased $4.5 million and $2.6 million of investment securities designated held to maturity and available for sale, respectively. These uses of cash by investing activities were partially offset by $3.0 million and $1.0 million of held to maturity securities and available for sale securities, respectively, that were called.

         Net cash provided by financing activities for the nine months ended September 30, 2000, was $10.1 million. This was attributable to increases in Money Market, Passbook Savings and Transaction accounts of $2.4 million and $7.6 million in net FHLB advances. During the same period last year, the Corporation experienced a $14.7 million increase in net cash provided by financing activities primarily due to a $9.3 million increase in core deposits and certificates and an increase in net FHLB advances of $6.0 million.

         The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 2000, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 6.15%, 6.15%, and 12.52%, respectively, which substantially exceeded applicable requirements.

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

         The Corporation's costs associated with Year 2000 included replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimated that the total Year 2000 project costs would not exceed $131,000 (pre-tax). As of September 30, 2000, the Corporation estimated that it had incurred $116,000 in connection with its Y2K project plan. Most of these costs related to equipment acquisitions and accordingly have been capitalized.

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

              The Corporation filed a Form 8-K on September 25, 2000 and November 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRESTIGE BANCORP, INC.

Dated:  November 20, 2000                 By: /s/ Patricia A. White
                                              ---------------------
                                              Patricia A. White,
                                              Executive Vice President and
                                              Treasurer

Dated:  November 20, 2000                 By: /s/ James M. Hein
                                              -----------------
                                              James M. Hein,
                                              Chief Financial Officer