Form 10-K
period 2000-12-31
PRESTIGE BANCORP INC
filed 2001-04-02
CIK 1011145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 [FEE REQUIRED]
       For the Fiscal Year Ended December 31, 2000

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

      Securities Registered Pursuant to Section 12(b) of the Act: _______

      Securities Registered Pursuant to Section 12(g) of the Act:    X

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $6.9 million. This figure is based on the reported closing bid in the NASDAQ system of $9.75 per share of the Registrant's Common Stock as of March 12, 2001. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 12, 2001, there were outstanding 946,116 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Parts I, Item I, II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001 (Part I).

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

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 2000, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP"), a loan to a director totaling $217,000, debt and equity investments of $919,000, and deposits maintained at the Savings Bank. The Company has borrowed $340,000 from the Savings Bank to support cash levels. The loan is secured in accordance with applicable law. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 2000, the Company had total consolidated assets of $201.8 million, total consolidated deposits of $121.8 million, total consolidated liabilities (including deposits) of $190.2 million and total consolidated equity of $11.5 million.

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

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 5 full-service offices located in Allegheny and Washington Counties, Pennsylvania. At December 31, 2000, the Savings Bank had total assets of $200.8 million, total deposits of $121.9 million, total liabilities (including deposits) of $190.4 million and total equity of $10.5 million.

     The Savings Bank's lending operations follow the traditional pattern of primarily emphasizing the origination of one-to-four family residential loans for portfolio retention. However, since 1996, the Savings Bank expanded its loan products by emphasizing other types of lending in order to meet its customer's demands. These loan products include commercial business loans, commercial real estate loans, construction loans, and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans, cash collateral personal loans and unsecured personal loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. Deposit services offered by the Savings Bank include passbook savings accounts, tiered money market savings accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit with a minimum maturity of 6 months and a maximum maturity of 5 years. The Savings Bank does not utilize the services of deposit brokers.

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 2000, by loan category and investment securities are shown on page 15 of the 2000 Annual Report to Shareholders. The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31, 2000 is shown on page 5 of the 2000 Annual Report to Shareholders. The amounts of the various deposit products of the

Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 2000 are shown on pages 39 and 40 of the 2000 Annual Report to Shareholders.

     The Company's and the Savings Bank's profitability is highly dependent on the Savings Bank's net interest income which is the difference between income earned on interest-earning assets less interest paid on interest-bearing liabilities. The Company and Savings Bank are subject to interest rate risk and attempt to minimize that risk by matching asset and liability maturities and rates.

     The business of each of the Company and the Savings Bank is influenced by prevailing economic conditions and governmental policies, both foreign and domestic. The actions and policy directives of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. The Federal Reserve Board's policies and regulations also influence, directly and indirectly, the rates of interest paid by thrift institutions on their time and savings deposits. The nature and impact on the Company and the Savings Bank of future changes in economic conditions and monetary and fiscal policies, both foreign and domestic, are not predictable.

     The Savings Bank operates six automated teller machines ("ATMs"), one at each of the branch offices and one off-site ATM at a local convenience store. The Savings Bank is affiliated with a regional ATM network.

     As of December 31, 2000, the Savings Bank had a staff of 59 employees that consisted of 46 full-time and 13 part-time employees. Full-time equivalent employees averaged 53 in 2000.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, the University of Pittsburgh, PNC Bank Corp. and Mellon Bank Corp. With the contraction of the steel industry in the Pittsburgh area over the last 25 years, the number of manufacturing jobs in the Pittsburgh area has declined, as has the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels.

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

     Commercial banks and thrift institutions have recently experienced increasing consolidation. In the event of a downturn in the economy or competitive pressures resulting from increasing consolidation, the Savings Bank may experience reduced demand for mortgage loans. Interstate branch banking is now permitted under Federal law. Such interstate branch banking will result in increased competition for deposits. The Savings Bank may have difficulty attracting deposits in an environment of economic downturn, increased consolidation or interstate branch banking. To date, the Savings Bank has not experienced increased competition from an out-of-state financial institution that has established a new branch in the Greater Pittsburgh area. Management of the Savings Bank and the Company cannot predict if out-of-state financial institutions will choose to open new branches in the primary market of the Savings Bank.

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

     The Corporation and the Savings Bank began a process in 1997 that assigned an individual to begin investigating the Y2K issues. It was determined that the Savings Bank relied on external processing vendors for all of its mission critical core application processing, and its approach would be based on the five-phase approach recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The Board of Directors and senior management were apprised of the Year 2000 issues.

     In 1997, a Y2K team was formed consisting of the then President, Chief Financial Officer, two employees of the Savings Bank and a member of the Board of Directors. The initial focus of the team was to identify all issues that may be affected by the date problem. This included computer hardware and software, third party processing vendors, environmental factors (i.e., vaults, security systems, etc.), and miscellaneous items such as preprinted forms, checkwriters, date stamps, etc. The issues were then categorized as to their potential impact on the ability of the Savings Bank to service its customers and ensure business continuity for its shareholders, customers and employees. Communication was initiated with all of the Savings Bank's vendors; for some vendors (i.e., PC and network vendors) Year 2000 information was available via the Internet.

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

     The Corporation's costs associated with Year 2000 included replacement of non-compliant computer, telephone, software, and related equipment. Excluding costs of Corporation's personnel time, the Corporation estimated that the total Year 2000 project costs would not exceed $131,000 (pre-tax). As of December 31, 2000, the Corporation estimated that it had incurred $116,000 in connection with its Y2K project plan. Most of these costs related to equipment acquisitions and accordingly have been capitalized. Management believes that there will not be any more material costs related to Y2K issues.

SUPERVISION AND REGULATION

PRESTIGE BANCORP. INC.

     General. The Company, as a savings and loan holding company within the meaning of Home Owners' Loan Act of 1933, as amended ("HOLA"), is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, if the Company acquires any non-savings institution subsidiaries, the OTS will have enforcement authority over such subsidiaries. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and any other affiliates thereof. This regulatory authority granted to the OTS is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of the stockholders of the Company.

     Federal Activities Restrictions. There are few restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association as long as such savings association meets the "qualified thrift lender" test (the "QTL Test"). No savings and loan holding company and no non-savings association subsidiary of a savings and loan holding company may engage in any activity or render any service for or on behalf of any savings association for the purpose, or with the effect of, evading any law or regulation applicable to the related savings association. In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, under OTS regulations, any savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL Test by its subsidiary insured institution. Under such circumstances, the holding company would become subject to all of the provisions of the Bank Holding Company Act of 1956, as amended ("BHC Act"), and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company. The Savings Bank currently satisfies the QTL Test.

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

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Savings Bank was in compliance with the above restrictions.

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

     Restrictions on Dividends from Subsidiary Savings Bank. Every subsidiary savings association must give the Director of the OTS not less than thirty days notice of the proposed declaration by the board of directors of such savings association of a dividend on the stock of such savings association held by its parent holding company. Thus, the Savings Bank must notify the OTS thirty days before declaring any dividend to the Company. The Savings Bank fully complied with this notice requirement and paid a dividend of $300,000 to the Company in June 2000.

     Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, effective March 11, 2000, permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Gramm-Leach-Bliley Act (the "GLB Act") defined "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

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

     One significant change in the law which could indirectly affect the Company is a change in the ability to become a unitary savings and loan holding company. In general, the Company, as a unitary savings and loan holding company, may engage, through non-banking subsidiaries, in whatever activities it wants to engage.

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

     One aspect of the GLB Act that will impact the Company during the coming year is the portion that deals with the protection of consumer privacy. The privacy requirements of the GLB Act are to be enforced through regulations implemented by the various federal regulatory agencies, along with state insurance agencies and the Federal Trade Commission. The FDIC and OTS have issued regulations that are scheduled to take effect on July 1, 2001.

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

     The Company announced on September 25, 2000 that the Savings Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). This Supervisory Agreement formalized the understandings of the OTS and the Bank pursuant to an informal directive issued by the OTS to the Bank on May 17, 2000.

     In conjunction with a routine regulatory examination of the Bank by the OTS, the OTS requested the Bank to enter into the Supervisory Agreement. The Supervisory Agreement was signed on September 20, 2000, (the "Effective Date") and, among other things, places restrictions on the Bank's growth. The Bank may seek modification of this limitation on growth by submission of a written request to the Regional Director of the OTS ("Regional Director") and by obtaining the prior written approval of the Regional Director. Under the Supervisory Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the Regional Director. Additionally, the Supervisory Agreement requires the Bank or its Board of Directors to review and revise various policies including 1) interest rate risk management, 2) strategic planning to direct the operations and affairs of the Bank and in managing and reducing the interest rate risk of the Bank,

3) investment and underwriting policies, 4) transactions with the affiliates of the Bank, and 5) internal loan and asset classifications policies. The Supervisory Agreement continues the restriction imposed on the Bank by the directive not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. This restriction on the extension of new loans for a business purpose also extends to renewals of business loans with revolving credit or balloon loan feature at maturity. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer, including any revised terms or renewal of a business loan. The restrictions on the Bank's operations were immediately effective and the Supervisory Agreement will remain in place until terminated by the OTS.

     The Company has worked closely with the OTS to implement the Supervisory Agreement and it believes it has materially complied with the Agreement to date. The Bank remains a well-capitalized institution, and the Supervisory Agreement does not result in any interruption of the Bank's day-to-day operations. Management anticipates that compliance with the Supervisory Agreement will not alter the Bank's classification as a well-capitalized institution.

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

     Under the terms of the Supervisory Agreement, the Savings Bank is designated in "troubled condition", and therefore its access to brokered deposits is restricted. The Savings Bank has not historically utilized brokerage deposits, and management does not view this restriction on business activity as significant.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 2000, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.87 million that was below the Savings Bank's loans to one borrower limit of $2.1 million at such date. The Savings Bank established in 2001 a new internal policy on loans to any one borrower of $1.2 million or 10% of the Savings Bank's net worth, whichever is less.

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

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Savings Bank maintained 89.47% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

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

     Liquidity. On November 24, 1997, the OTS published its final rule on changes to liquidity requirement calculations in order to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. Under the new rule, the Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than 4.0% of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions. The rule eliminates a separate limit that required each savings institution to maintain an average daily balance of short-term liquid assets equal to 1.0% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 2000 was 28.38%, which exceeded the new applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's overall asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 2000, 1999 and 1998 totaled $45,000, $45,000 and $45,000, respectively.

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

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The CRA also requires all institutions to make public disclosure of their CRA ratings. The Savings Bank received a "Satisfactory" CRA rating in its most recent Federal examination by the OTS. Failure to maintain a satisfactory rating may establish a basis for the OTS to deny the application of the Savings Bank to open new branch offices or an application of the Savings Bank or the Company to undertake some other business opportunity.

     Brokered Deposits. Under FDIC regulations, well-capitalized institutions that are not troubled are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points of the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits, respectively, of the current yield on comparable maturity U.S. treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points of the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. As a well-capitalized institution in troubled condition, the Savings Bank's use of brokered deposits is restricted under FDIC regulations. However, the Savings Bank does not solicit or accept, and has not historically solicited or accepted, brokered deposits. The Savings Bank does not currently intend to change this policy.

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

     As part of the Supervisory Agreement, the OTS has directed that the Savings Bank improve its interest rate risk management, its credit underwriting policies, its investment policies and its loan classification policies. The OTS mandated these actions in part under its authority to correct any safety and soundness issues at an insured institution. Management believes it has materially complied with the request of the OTS in this matter.

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

     The capital standards require core capital (as defined above) equal to at least 3% of adjusted total assets (as defined by regulation). As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2000, the Savings Bank had no intangibles that would affect the application of these tests.

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

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Although the Savings Bank does not qualify for the exemption due to its risk-based capital level, the OTS has not made any additional capital requirements based upon Savings Bank's interest rate risk profile.

     At December 31, 2000, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see page 42 of the 2000 Annual Report to Shareholders. For further information on interest rate risk, see pages 11 through 14 of the 2000 Annual Report.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     As of December 31, 2000, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier 1 risk-based capital ratio of 6% or more, and a leverage capital ratio of 5.0% or more), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rates varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ended December 31, 2000, the insurance fund assessment paid by the Savings Bank was 2.10 basis points. Fiscal 2001 FDIC assessments are expected to be 5.0 basis points.

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

     Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a one-time special assessment of 65.7 basis points against insured deposits of the Savings Bank as of March 31, 1995. This special assessment was charged against all financial institutions with deposits insured by the SAIF. This special assessment was used to provide a capital infusion into the SAIF. The money collected was used to capitalize the thrift fund and to let thrift premiums be brought in line with those of commercial banks. Parity of assessment rates between similarly situated commercial banks and thrifts has been achieved.

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

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000, of $3.7 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, dividends from the FHLB to the Savings

Bank amounted to $258,000, $200,000 and $158,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations in fiscal 2000 generally required that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts greater than $44.3 million, the reserve requirement was $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

     On September 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements (effective October 2, 1992). The amendments reflected the adoption by the OTS of the following standards: (i) regulatory reports will incorporate accounting principles generally accepted in the United States when generally accepted accounting principles are used by Federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than generally accepted accounting principles whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations. The OTS anticipates further similar revisions to its regulations in the near future.

     The OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held to maturity, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of, and accounting for, securities held to maturity, sale, and trading. Securities held to maturity, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held to maturity), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held to maturity may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Savings Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and accounting principles generally accepted in the United States.

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

     The 1996 Act mandates that a savings institution required to change its method of computing reserves for bad debts shall take into income ratably over a six taxable year period its "applicable excess reserve," commencing with the first taxable year beginning after 1995. Under a special rule that is applicable only for taxable years that begin after December 31, 1995 and before January 1, 1998, if a savings institution meets the "residential loan requirement" for a taxable year, the recapture of the applicable excess reserve that would otherwise be required to be taken into account will be suspended. The effect of this is that all savings institutions will be required to recapture their applicable excess reserves within six, seven or eight years after the effective date of the change. The Savings Bank will meet the residential loan requirement if, for a taxable year, the principal amount of residential loans made by it is generally not less than the average principal amount of residential loans made by it during the six most recent taxable years beginning before January 1, 1996.

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. The Savings Bank had maintained the applicable residential loan requirement; and this recapture commenced with the taxable year that began January 1, 1998. As of December 31, 2000, the Savings Bank had an applicable excess reserve balance remaining of approximately $64,000. Approximately $21,300 will be recaptured on an annual basis over the next three fiscal years.

     The base year (i.e. December 31, 1987) bad debt reserve under the Percentage Method is permanently suspended, and therefore not subject to recapture, unless a base year loan contraction occurs in a subsequent year. A base year loan contraction occurs when the total loans at the end of the year are less than the total loans at December 31, 1987. In such cases, a proportionate reduction to the base year bad debt reserve at December 31, 1987 is required and the reduction to the reserve is recaptured. Furthermore, the base year bad debt reserve constitutes a restriction for tax purposes of the Bank's use of retained earnings for distributions or redemptions.

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 2000. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

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

     Federal Income Tax Returns. The Company's and the Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 1999 (a consolidated Federal income tax return has been filed by the Company and the Savings Bank for the taxable year ended December 31, 1996; and a consolidated return for the Company and the Savings Bank will be filed for each tax year commencing on and after January 1, 1997). The Company and the Savings Bank's corporate income tax returns have been examined by the IRS through December 31, 1997. There were no material findings.

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

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

STATISTICAL DISCLOSURE BY SAVINGS AND LOAN HOLDING COMPANIES

     Information regarding statistical disclosure for a savings and loan holding company required by the Securities Act Industry Guide 3 is set forth in the portions of the 2000 Annual Report which are incorporated herein by reference.

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          Information required by this section is presented on pages 15 and 16 of the 2000 Annual Report and is incorporated herein by reference.

     II.  Investment Portfolio.

          Information required by this section is presented on pages 34 through 38 of the 2000 Annual Report and is incorporated herein by reference.

     III.  Loan Portfolio.

           Information required by this section is presented on pages 22 through 34 of the 2000 Annual Report and is incorporated herein by reference.

     IV.  Summary of Loan Loss Experience.

          Information required by this section is presented on pages 29 through 34 of the 2000 Annual Report and is incorporated herein by reference.

     V.  Deposits.

         Information required by this section is presented on pages 39 through 40 of the 2000 Annual Report and is incorporated herein by reference.

     VI.  Return on Equity and Assets.

          Information required by this section is presented on pages 5 through 6 of the 2000 Annual Report and is incorporated herein by reference.

     VII. Short-Term Borrowing.

          Information required by this section is presented on page 41 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 2000.

                                                               NET BOOK VALUE
                                                                OF PROPERTY      AMOUNT OF
            DESCRIPTION/ADDRESS                LEASED/OWNED    (IN THOUSANDS)    DEPOSITS
            -------------------                ------------    --------------    ---------
Corporate and Main Office:
710 Old Clairton Road                              Owned           $1,076         $45,779
Pleasant Hills, Pennsylvania 15236
Branch Offices:
543 Brownsville Road                               Owned           $  410         $41,732
Mt. Oliver, Pennsylvania 15210
6257 Library Road                                 Leased              N/A         $22,627
Bethel Park, Pennsylvania 15102
125 West Beau Street                              Leased              N/A         $ 4,144
Washington, Pennsylvania 15301
603 Scenery Drive                                 Leased              N/A         $ 7,511
Elizabeth Township, Pennsylvania 15037

     In April 1996, the Savings Bank exercised its option to purchase a parcel of land in Bethel Park, Pennsylvania located within 3/4 of a mile of the current Bethel Park branch office of the Savings Bank. The purchase price for this parcel was $250,000. The current book value of this property is $265,717. The Company and the Savings Bank are currently evaluating the future of this property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 2000, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pages 4-7 of the 2000 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 5-7 of the 2000 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 8-22 of the 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 11-14 of the 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS

     Pages 43-71 of the 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 4-8 of the Registrant's definitive Proxy Statement dated March 28, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to pages 9-13 of the Registrant's definitive Proxy Statement dated March 28, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 2-7 of the Registrant's definitive Proxy Statement dated March 28, 2001.

ITEM 13.  CERTAIN TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference to pages 11-13 and pages 21 and 22 of the Registrant's definitive Proxy Statement dated March 28, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     The following information appearing in the Registrant's 2000 Annual Report to Shareholders for the year ended December 31, 2000 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                PAGES IN
ANNUAL REPORT SECTION                                         ANNUAL REPORT
---------------------                                         -------------
Independent Auditors' Report................................         43
Consolidated Balance Sheets.................................         44
Consolidated Statements of Operations.......................         45
Consolidated Statements of Stockholders' Equity.............         46
Consolidated Statements of Cash Flows.......................         47
Notes to Consolidated Financial Statements..................      48-71

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

  (a)(3) EXHIBITS REQUIRED BY ITEM 601

                                                                                  PAGE # WHERE
                                                                                ATTACHED EXHIBITS
                                                              REFERENCE TO     ARE LOCATED IN THIS
                                                            PRIOR FILING OR     FORM 10-K REPORT
REGULATION S-K                                               EXHIBIT NUMBER     OR THE INTEGRATED
EXHIBIT NUMBER                   DOCUMENT                   ATTACHED HERETO       ANNUAL REPORT
--------------   ----------------------------------------  ------------------  -------------------
      3.1        Certificate of Incorporation of Prestige          *             Not Applicable
                 Bancorp, Inc.
      3.2        Bylaws of Prestige Bancorp, Inc.                  *             Not Applicable
      4          Rights of Security Holders                      *****           Not Applicable
     10.1        1997 Recognition and Retention Plan and          ***            Not Applicable
                 Trust for Officers, Directors and
                 Employees**
     10.2        1997 Stock Option Plan for Officers,             ***            Not Applicable
                 Directors and Employees**
     10.3        Employment Agreement among the Company,           *             Not Applicable
                 the Savings Bank and Patricia A. White
                 and James M. Hein, dated June 27, 1996**
     10.4        Loan Documents with FHLB of Pittsburgh           10.4          (filed with SEC;
                                                                               copy available from
                                                                               Company on request)
     10.5        Employment Agreement among the Company,          10.5          (filed with SEC,
                 the Savings Bank and John A. Stiver                           copy available from
                 dated as of December 30, 1998**                               Company on request)
     10.6        Employment Agreement among the Company           10.6          (filed with SEC,
                 and Mark R. Schoen dated as of March 21,                      copy available from
                 2001                                                          Company on request)

                                                                                  PAGE # WHERE
                                                                                ATTACHED EXHIBITS
                                                              REFERENCE TO     ARE LOCATED IN THIS
                                                            PRIOR FILING OR     FORM 10-K REPORT
REGULATION S-K                                               EXHIBIT NUMBER     OR THE INTEGRATED
EXHIBIT NUMBER                   DOCUMENT                   ATTACHED HERETO       ANNUAL REPORT
--------------   ----------------------------------------  ------------------  -------------------
     10.7        Employment Agreement among the Savings           10.7          (filed with SEC,
                 Bank and Mark R. Schoen dated as of                           copy available from
                 March 21, 2001                                                Company on request)
     11          Statement re: Computation of Per Share           ****         Pages 50-51 of the
                 Earnings                                                      1999 Annual Report
     13          Annual Report to Shareholders               Not Applicable           ****
     21          Subsidiaries of Registrant                        *             Not Applicable
     27          Financial Data Schedule                   (For SEC use only)  (For SEC use only)

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

 **** The Annual Report for 2000 is included as part of this integrated filing of 1999 Annual Report to Shareholders and Form 10-K Report.

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

  (b) REPORTS ON FORM 8-K

     The Registrant filed a Form 8-K during the quarter ended December 31, 2000 on November 17, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

                                            PRESTIGE BANCORP, INC.

Date: March 28, 2001

                                            By:       /s/ MARK R. SCHOEN
                                              ----------------------------------
                                                        Mark R. Schoen
                                                    Chairman of the Board,
                                                   Chief Executive Officer
                                                        and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ MARK R. SCHOEN
------------------------------------------------------
Mark R. Schoen,
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 28, 2001

     /s/ PATRICIA A. WHITE
------------------------------------------------------
Patricia A. White
Executive Vice-President, Treasurer and Director
Date: March 28, 2001

     /s/ JAMES M. HEIN
------------------------------------------------------
James M. Hein
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 28, 2001

     /s/ CHARLES P. MCCULLOUGH
------------------------------------------------------
Charles P. McCullough
Director
Date: March 28, 2001

      /s/ MARTIN W. DOWLING
------------------------------------------------------
Martin W. Dowling
Director
Date: March 28, 2001

     /s/ MICHAEL R. MACOSKO
------------------------------------------------------
Michael R. Macosko
Director
Date: March 28, 2001

     /s/ JAMES A. NANIA
------------------------------------------------------
James A. Nania
Director
Date: March 28, 2001

     /s/ JOHN A. STIVER
------------------------------------------------------
John A. Stiver
Director
Date: March 28, 2001

                             CORPORATE INFORMATION

BOARD OF DIRECTORS

MARK R. SCHOEN
Chairman of the Board, CEO & President
Prestige Bancorp, Inc.
Chairman of the Board & CEO
Prestige Bank, A Federal Savings Bank

PATRICIA A. WHITE
Executive Vice President & Treasurer
Prestige Bancorp, Inc.
President & Treasurer
Prestige Bank, A Federal Savings Bank

MARTIN W. DOWLING
Director
Jefferson Hills Real Estate, Inc.

MICHAEL R. MACOSKO
Pharmacist
Eckerd Drug, Inc.

CHARLES P. MCCULLOUGH
Attorney at Law
Tucker Arensberg, P.C.

JAMES A. NANIA
Executive Vice President & CFO
South Hills Health System

JOHN A. STIVER
Owner, John A. Stiver CPA
President & Owner, C&J Leasing Co.
CEO & Sole Owner, MS Supply, LLC
President & Owner, Miller Mini Storage
President & Owner, Jackson Group, LTD.

OFFICERS
PRESTIGE BANCORP, INC.

MARK R. SCHOEN
Chairman, Chief Executive Officer &
President

PATRICIA A. WHITE
Executive Vice President & Treasurer

JAMES M. HEIN
Chief Financial Officer

VICTORIA A. BROWN
Corporate Secretary

MARKET MAKERS

Friedman Billings Ramsey & Co.
Tucker Anthony Cleary Gull
Herzog Heine Geduld
Sandler O'Neill & Partners
Ryan Beck & Co. Inc.
Legg Mason Wood Walker Inc.
Parker/Hunter Inc.

TRANSFER AGENT

Registrar & Transfer Company
Cranford, New Jersey

CORPORATE COUNSEL

Tucker Arensberg, P.C.
Pittsburgh, Pennsylvania

OFFICERS
PRESTIGE BANK,
A FEDERAL SAVINGS BANK

MARK R. SCHOEN
Chairman & Chief Executive Officer

PATRICIA A. WHITE
President & Treasurer

JAMES M. HEIN
Chief Financial Officer

VICTORIA A. BROWN
Corporate Secretary

INDEPENDENT PUBLIC
ACCOUNTANTS

Arthur Andersen LLP
Pittsburgh, Pennsylvania

STOCK LISTING

NASDAQ Stock Market Symbol: PRBC

GENERAL INQUIRIES & REPORTS

Prestige Bancorp, Inc. is required to file an annual report on Form 10-K for its fiscal year ended December 31, 2000, with the Securities and Exchange Commission. Copies of this annual report and quarterly reports may be obtained without charge by contacting:
     James M. Hein
     Chief Financial Officer
     412-655-1190
     Corporate Office

                                    OFFICES

CORPORATE
710 Old Clairton Road
Pittsburgh, Pennsylvania 15236
412-655-1190
Fax 412-655-2114
www.prestigebank.com

PLEASANT HILLS
710 Old Clairton Road
Pittsburgh, Pennsylvania
412-655-2110
Roxine Hodgson, Manager

BETHEL PARK
6257 Library Road
Bethel Park, Pennsylvania 15102
412-831-8440
Roxanne Lampo, Manager

ELIZABETH TOWNSHIP
603 Scenery Drive
Elizabeth, Pennsylvania 15037
412-754-2661
Shirley Maglicco, Manager

MT. OLIVER
543 Brownsville Road
Pittsburgh, Pennsylvania 15210
412-431-3374
Patricia Lewin, Manager

WASHINGTON
Located in Shop 'n Save
125 West Beau Street
Washington, Pennsylvania 15301
724-228-1314
James McMichael, Manager

                                     NOTES