Form 10-Q
period 2001-03-31
PRESTIGE BANCORP INC
filed 2001-05-14
CIK 1011145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ________________

                         Commission File Number 0-27522


                             PRESTIGE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                         25-1785128
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

        710 Old Clairton Road
     Pleasant Hills, Pennsylvania                                  15236
     ----------------------------                                  -----
 (Address of principal executive office)                         (Zip Code)

                                 (412) 655-1190
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2001 there were 946,116 shares of the registrant's common stock outstanding, par value $1.00 per share.


================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                     ----

Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 2001 (unaudited) and December 31, 2000                                                        1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 2001 and 2000 (unaudited)                                                        2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 2001 and 2000 (unaudited)                                          3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 2001 and 2000 (unaudited)                                                        4

              Notes to Consolidated Financial Statements (unaudited)                                                  5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                      18
Item 2.       Changes in Securities                                                                                  18
Item 3.       Defaults upon Senior Securities                                                                        18
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    18
Item 5.       Other Information                                                                                      18
Item 6.       Exhibits and Reports on Form 8-K                                                                       18

SIGNATURES                                                                                                           19

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,              December 31,
                                                                                   2001                     2000
                                                                               -------------           -------------
                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                        $     807,967           $   1,223,252
Interest-bearing deposits with banks                                              14,148,662               4,647,771
Investment securities:
     Available for sale                                                            7,359,735               8,911,314
     Held to maturity (market value $17,874,580 and
       $21,924,761 respectively)                                                  17,882,813              22,243,491
Net loans                                                                        150,217,338             153,416,598
Federal Home Loan Bank stock, at cost                                              3,690,000               3,689,900
Premises and equipment, net                                                        2,289,361               2,343,491
Accrued interest receivable                                                        1,220,420               1,301,026
Deferred tax asset                                                                 2,414,644               2,411,016
Other assets                                                                       1,447,498               1,587,097
                                                                               -------------           -------------
Total assets                                                                   $ 201,478,438           $ 201,774,956
                                                                               =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest-bearing deposits                                             $   8,029,089           $   8,023,201
     Interest-bearing deposits                                                   121,280,759             113,770,089
                                                                               -------------           -------------
           Total deposits                                                        129,309,848             121,793,290

     Federal Home Loan Bank advances                                              58,800,000              66,300,000
     Advance payments by borrowers for taxes and insurance                           744,956                 884,319
     Accrued interest payable                                                        463,549                 648,145
     Other liabilities                                                               498,806                 599,270
                                                                               -------------           -------------
           Total liabilities                                                     189,817,159             190,225,024
                                                                               -------------           -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                           --                      --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
     1,162,313 shares issued at March 31, 2001 and December 31, 2000,
     respectively                                                                  1,162,313               1,162,313
     Treasury stock at cost: 216,197 shares at March 31, 2001
       and December 31, 2000, respectively                                        (2,699,348)             (2,699,348)
     Additional paid-in-capital                                                   11,590,160              11,588,778
     Unearned ESOP shares: 74,341 shares at March 31, 2001
       and December 31, 2000, respectively                                          (615,670)               (615,670)
     Retained earnings - substantially restricted                                  2,410,840               2,377,690
     Accumulated other comprehensive loss                                           (187,016)               (263,831)
                                                                               -------------           -------------
           Total stockholders' equity                                             11,661,279              11,549,932
                                                                               -------------           -------------
Total liabilities and stockholders' equity                                     $ 201,478,438           $ 201,774,956
                                                                               =============           =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       2001                2000
                                                                    ----------          ----------
Interest income:
  Interest and fees on loans                                        $2,915,802          $2,964,231
  Interest on mortgage-backed securities                               148,089             179,783
  Interest and dividends on other investment securities                387,727             436,091
  Interest on deposits in other financial institutions                  71,214              35,467
                                                                    ----------          ----------
       Total interest income                                         3,522,832           3,615,572
                                                                    ----------          ----------
Interest expense:
  Interest on deposits                                               1,308,087           1,183,332
  Advances from Federal Home Loan Bank                                 955,031             915,830
                                                                    ----------          ----------
       Total interest expense                                        2,263,118           2,099,162
                                                                    ----------          ----------
       Net interest income                                           1,259,714           1,516,410

Provision for loan losses                                               90,000             120,000
                                                                    ----------          ----------
       Net interest income after provision for loan losses           1,169,714           1,396,410
                                                                    ----------          ----------
Other income:
  Fees and service charges                                             204,945             206,566
  Net gain on sale of investments                                       30,535               7,546
  Gain on sale of assets                                                    --               1,995
  Other income, net                                                      3,806               3,419
                                                                    ----------          ----------
       Total other income                                              239,286             219,526
                                                                    ----------          ----------
Other expenses:
  Salaries and employee benefits                                       611,863             641,182
  Premises and occupancy costs                                         140,725             151,535
  Federal deposit insurance premiums                                    15,146               6,226
  Data processing costs                                                 70,271              67,546
  Advertising costs                                                     35,258              35,433
  Transaction processing costs                                          85,907              87,049
  ATM transaction fees                                                  39,365              39,761
  Legal and professional expenses                                      200,402              63,575
  Other expenses                                                       153,959             132,243
                                                                    ----------          ----------
       Total other expenses                                          1,352,896           1,224,550
                                                                    ----------          ----------
       Income before income tax expense                                 56,104             391,386

Income tax expense                                                      22,954             151,576
                                                                    ----------          ----------
Net income                                                          $   33,150          $  239,810
                                                                    ==========          ==========
Basic earnings per share:
  Net income                                                        $     0.04          $     0.26
  Weighted average number of common shares outstanding                 872,198             906,327
Diluted earnings per share:
  Net income                                                        $     0.04          $     0.26
  Weighted average number of common shares outstanding                 872,198             906,327


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                Common                                                      Accumulated
                                                Stock                 Additional                               Other
                                Comprehensive  $1.00 par  Treasury     Paid-in     Unearned    Retained    Comprehensive
                                   Income        value      Stock       Capital   ESOP Shares  Earnings    (Loss) Income    Total
                                   ------        -----      -----       -------   -----------  --------    -------------    -----
BALANCE, December 31, 2000                    $1,162,313 $(2,699,348) $11,588,778  $(615,670) $2,377,690    $(263,831)  $11,549,932
  Allocation of 1,228
    ESOP shares                                       --          --        1,382         --          --           --         1,382
  Cash dividends declared
    Common stock                                      --          --           --         --          --           --            --
  Net income                      $ 33,150            --          --           --         --      33,150           --        33,150
  Net unrealized gains on
    available for sale
    securities, net of tax
    of $39,183                      58,775            --          --           --         --          --       58,775        58,775
  Reclassification
    adjustment for gains
    realized in net income
    net of tax of $12,495           18,040            --          --           --         --          --       18,040        18,040
                                  --------

  Comprehensive gain              $109,965
                                  ========    ---------- -----------  -----------  ---------  ----------    ---------   -----------
BALANCE, March 31, 2001                       $1,162,313 $(2,699,348) $11,590,160  $(615,670) $2,410,840    $(187,016)  $11,661,279
                                              ========== ===========  ===========  =========  ==========    =========   ===========


BALANCE, December 31, 1999                    $1,162,313 $(2,246,618) $11,581,741  $(654,310) $5,543,671    $(433,508)  $14,953,289
  Allocation of 1,146 ESOP
    shares                                            --          --        4,265         --          --           --         4,265
  Cash dividends declared:
    Common stock ($.07
      per share)                                      --          --           --         --     (69,297)          --       (69,297)
  Treasury stock purchases,
      43,848 shares                                   --    (444,355)          --         --          --           --      (444,355)
  Net income                      $239,810            --          --           --         --     239,810           --       239,810
  Net unrealized losses on
    available for sale
    securities, net of tax
    of $54,900                     (82,350)           --          --           --         --          --      (82,350)      (82,350)
  Reclassification adjustment
    for gains realized in net
    income net of tax of $2,922      4,624            --          --           --         --          --        4,624         4,624
                                  --------
  Comprehensive income            $162,084
                                  ========    ---------- -----------  -----------  ---------  ----------    ---------   -----------
BALANCE, March 31, 2000                       $1,162,313 $(2,690,973) $11,586,006  $(654,310) $5,714,184    $(511,234)  $14,605,986
                                              ========== ===========  ===========  =========  ==========    =========   ===========


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------------
                                                                                 2001                   2000
                                                                             ------------           ------------
Operating activities:
  Net income                                                                 $     33,150           $    239,810
                                                                             ------------           ------------
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation of premises and equipment                                        69,373                 85,005
     Amortization of premiums and discounts, net                                      763                    185
     Non cash compensation expense related to MRP Plan                             35,803                 29,772
     Non cash compensation expense related to ESOP benefit                         14,222                 17,105
     Gain on sale of equity securities                                            (28,967)                (7,546)
     Gain on calls of held to maturity securities                                  (1,568)                    --
     Provision for loan losses                                                     90,000                120,000
     Decrease in other liabilities                                               (113,304)               (83,988)
     (Decrease) increase in accrued interest payable                             (184,596)               169,674
     Increase in income taxes payable                                                  --                 98,083
     Increase in deferred income taxes                                            (54,837)               (41,782)
     Decrease (increase) in accrued interest receivable                            80,606               (154,561)
     Decrease (increase) in other assets                                          103,796               (146,048)
                                                                             ------------           ------------
       Total adjustments                                                           11,291                 85,899
                                                                             ------------           ------------
       Net cash provided by operating activities                                   44,441                325,709
                                                                             ------------           ------------
Investing activities:
  Loan originations                                                            (4,856,897)           (14,147,872)
  Principal payments on loans                                                   7,966,157              9,630,808
  Principal payments on mortgage-backed securities available for sale              99,934                145,682
  Principal payments on mortgage-backed securities held to maturity               323,730                261,001
  Principal payments on investment securities held to maturity                     37,847                  7,882
  Proceeds from calls of held to maturity investment securities                 4,000,000                     --
  Proceeds from calls of available for sale investment securities               1,500,000                     --
  Proceeds from sale of equity securities                                         118,768                 26,000
  Purchases of available for sale investment securities                           (10,226)                (8,508)
  Purchases of premises and equipment                                             (15,243)               (86,521)
  Purchase of Federal Home Loan Bank stock                                           (100)                    --
                                                                             ------------           ------------
       Net cash provided (used) by investing activities                         9,163,970             (4,171,528)
                                                                             ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and insurance            (139,363)               283,898
  Proceeds from Federal Home Loan Bank advances                                        --             14,000,000
  Payments on Federal Home Loan Bank advances                                  (7,500,000)           (13,500,000)
  Net increase in Money Market, NOW and Passbook savings accounts               2,645,850              2,035,342
  Net increase in certificate accounts                                          4,870,708                169,009
  Purchases of treasury stock                                                          --               (444,355)
  Common stock cash dividends paid                                                     --                (69,297)
                                                                             ------------           ------------
       Net cash (used) provided by financing activities                          (122,805)             2,474,597
                                                                             ------------           ------------
Net increase (decrease) in cash and cash equivalents                            9,085,606             (1,371,222)
Cash and cash equivalents at beginning of period                                5,871,023              5,198,313
                                                                             ------------           ------------
Cash and cash equivalents at end of period                                   $ 14,956,629           $  3,827,091
                                                                             ============           ============
Supplemental disclosures of cash flow information:

  Cash paid during the period for income taxes                               $     21,400           $     95,275
  Cash paid during the period for interest on deposits and borrowings           2,447,714              1,929,488

Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                     $         --           $     17,000
                                                                             ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. BASIS OF ORGANIZATION:

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc., (the Corporation), a Pennsylvania corporation.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)), at $10.00 per share. Simultaneously there was a corresponding exchange of all of the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds was retained by the Corporation net of $770,410, which was loaned to the ESOP for its purchase. The conversion and public offering was completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2. BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Corporation's Annual Report and Form 10-K.

Earnings Per Common Share
-------------------------

The Corporation follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

The following tables reflect the calculation of earnings per share under SFAS No. 128.

                                                    Three Months Ended
                                             --------------------------------
                                             March 31, 2001    March 31, 2000
                                             --------------    --------------

Basic earnings per share:
    Net income                                  $ 33,150          $239,810
    Average shares outstanding                   872,198           906,327
    Earnings per share                          $   0.04          $   0.26
Diluted earnings per share:
    Net income                                  $ 33,150          $239,810
    Average shares outstanding                   872,198           906,327
                                                --------          --------
    Diluted average shares outstanding           872,198           906,327
    Earnings per share                          $   0.04          $   0.26

For the three months ended March 31, 2001 and 2000, options to purchase 85,097 and 107,426 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

Office of Thrift Supervision

The Corporation announced on September 25, 2000 that the Savings Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). This Supervisory Agreement formalized the understandings of the OTS and the Bank pursuant to an informal directive issued by the OTS to the Bank on May 17, 2000.

In conjunction with a routine regulatory examination of the Bank by the OTS, the OTS requested the Bank to enter into the Supervisory Agreement. The Supervisory Agreement was signed on September 20, 2000, (the "Effective Date") and, among other things, places restrictions on the Bank's growth. The Bank may seek modification of this limitation on growth by submission of a written request to the Regional Director of the OTS ("Regional Director") and by obtaining the prior written approval of the Regional Director. Under the Supervisory Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the Regional Director. Additionally, the Supervisory Agreement requires the Bank or its Board of Directors to review and revise various policies including 1) interest rate risk management, 2) strategic planning to direct the operations and affairs of the Bank and in managing and reducing the interest rate risk of the Bank, 3) investment and underwriting policies, 4) transactions with the affiliates of the Bank, and 5) internal loan and asset classifications policies. The Supervisory Agreement continues the restriction imposed on the Bank by the directive not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. This restriction on the extension of new loans for a business purpose also extends to renewals of business loans with revolving credit or balloon loan features at maturity. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer, including any revised terms or renewal of a business loan. The restrictions on the Bank's operations were immediately effective and the Supervisory Agreement will remain in place until terminated by the OTS.

The Corporation has worked closely with the OTS to implement the Supervisory Agreement and believes it has materially complied with the Agreement to date.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:


                                                            March 31, 2001
                                                    ------------------------------
                                                     Amortized            Market
                                                       Cost                Value
                                                    ----------          ----------
U.S. government and government
    agency obligations:
       Due after one and within five years          $2,500,000          $2,515,030
Corporate Debentures                                   494,114             446,640
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                           1,748,091           1,753,709
Federal National Mortgage Association
    (FNMA) certificates:
       Due after ten years                           1,165,665           1,166,378
Mutual fund investment                                 598,320             596,853
Common stock portfolio                               1,165,239             881,125
                                                    ----------          ----------
                                                    $7,671,429          $7,359,735
                                                    ==========          ==========


Investment securities held to maturity:

                                                    --------------------------------
                                                            March 31, 2001
                                                    --------------------------------
                                                     Amortized             Market
                                                        Cost                 Value
                                                    -----------          -----------
U.S. government and government
    agency obligations:
       Due within one year                          $   500,386          $   500,379
       Due after five and within ten years            4,497,620            4,495,900
       Due after ten years                            6,770,033            6,715,868
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years            2,124,362            2,179,929
       Due after ten years                              850,753              844,291
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,450,354            1,458,182
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,689,305            1,680,031
                                                    -----------          -----------
                                                    $17,882,813          $17,874,580
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                             March 31,
                                                2001
                                           -------------
Real estate loans:
  1-4 family                               $ 102,772,618
  Construction                                 1,064,000
  Commercial real estate                      13,951,894
                                           -------------
                                             117,788,512

  Less- Undisbursed loan proceeds                 54,400
                                           -------------
                                             117,734,112

Commercial business loans:                    16,347,899

Consumer loans:
  Home equity                                 12,473,974
  Student                                      2,610,566
  Automobile                                   2,591,000
  Collateral                                     808,868
  Credit cards                                   524,032
  Personal unsecured/other                       539,859
                                           -------------
                                              19,548,299
                                           -------------
                                             153,630,310
  Less- Allowance for loan losses              3,432,873
  Deferred loan costs                            (19,901)
                                           -------------
                                           $ 150,217,338
                                           =============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                      Three Months Ended
                                          March 31,
                                  ---------------------------
                                     2001             2000
                                  ----------       ----------

Balance at beginning of period    $3,387,779       $  982,588
Provision for loan losses             90,000          120,000
Charge-offs                          (71,558)          (9,308)
Recoveries                            26,652               --
                                  ----------       ----------
Balance at end of period          $3,432,873       $1,093,280
                                  ==========       ==========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of March 31, 2001 are as follows (amounts approximate):

    April 1, 2001 to March 31, 2002              $36,146,714
    April 1, 2002 to March 31, 2003               14,014,347
    April 1, 2003 to March 31, 2004                7,683,307
    April 1, 2004 to March 31, 2005                2,931,866
    April 1, 2005 and thereafter                   3,647,827
                                                 -----------
                           TOTAL                 $64,424,061
                                                 ===========

    Certificates of $100,000 or more             $11,469,726
                                                 ===========

7. INCOME TAXES:

The income tax expense was as follows:

                            Three Months Ended
                                 March 31,
                           ----------------------
                             2001          2000
                           -------       --------

             Federal       $18,125       $123,547
               State         4,829         28,029
                           -------       --------
                           $22,954       $151,576
                           =======       ========

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 2001, and December 31, 2000, amounted to $867,193 and $894,683, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $36,000 during the three months ended March 31, 2001, compared to $30,000 for the comparable period of 2000.

The aforementioned approval of the Option Plan made 116,285 options available for grant to employees and others who perform substantial services for the Corporation. As of March 31, 2001, the Corporation had granted 112,929 options of which 27,325 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of March 31, 2001, there had been 507 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. There was no deduction from capital for interest-rate risk (amounts in thousands).


                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                         For Capital Adequacy                      Prompt Corrective
                             Actual                            Purposes                            Action Provisions
                          ---------------    -----------------------------------------  -------------------------------------------
                          Amount    Ratio         Amount                Ratio                Amount                    Ratio
                          ------    -----         ------                -----                ------                    -----
Total Capital (to Risk
  Weighted Assets):
         As of
March 31, 2001            $11,908   11.06%   greater than $8,615    greater than 8.0%   greater than $10,768    greater than 10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
         As of
March 31, 2001            $10,562    9.81%   greater than $4,307    greater than 4.0%   greater than $ 6,461    greater than 6.0%

Tier 1 Capital (to
  Average Assets):
         As of
March 31, 2001            $10,562    5.29%   greater than $7,982    greater than 4.0%   greater than $ 9,977    greater than 5.0%


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $11.4 million as of March 31, 2001. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

The Financial Accounting Standards Board ("FASB") has issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125." effective for transfers and extinguishments after March 31, 2001.

The impact and adoption of this standard is not expected to materially affect the Corporation's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPERVISION AND REGULATION

    The Corporation announced on September 25, 2000 that the Savings Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). This Supervisory Agreement formalized the understandings of the OTS and the Bank pursuant to an informal directive issued by the OTS to the Bank on May 17, 2000.

    In conjunction with a routine regulatory examination of the Bank by the OTS, the OTS requested the Bank to enter into the Supervisory Agreement. The Supervisory Agreement was signed on September 20, 2000, (the "Effective Date") and, among other things, places restrictions on the Bank's growth. The Bank may seek modification of this limitation on growth by submission of a written request to the Regional Director of the OTS ("Regional Director") and by obtaining the prior written approval of the Regional Director. Under the Supervisory Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the Regional Director. Additionally, the Supervisory Agreement requires the Bank or its Board of Directors to review and revise various policies including 1) interest rate risk management, 2) strategic planning to direct the operations and affairs of the Bank and in managing and reducing the interest rate risk of the Bank, 3) investment and underwriting policies, 4) transactions with the affiliates of the Bank, and 5) internal loan and asset classifications policies. The Supervisory Agreement continues the restriction imposed on the Bank by the directive not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. This restriction on the extension of new loans for a business purpose also extends to renewals of business loans with revolving credit or balloon loan features at maturity. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer, including any revised terms or renewal of a business loan. The restrictions on the Bank's operations were immediately effective and the Supervisory Agreement will remain in place until terminated by the OTS.

    The Corporation has worked closely with the OTS to implement the Supervisory Agreement and believes it has materially complied with the Agreement to date.

FINANCIAL CONDITION

    Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), one loan to a former director, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of March 31, 2001, the Corporation had outstanding borrowings of $340,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

    At March 31, 2001, the Corporation's total assets amounted to $201.5 million compared with $201.8 million at December 31, 2000. Total investment securities and net loans decreased $5.9 million and $3.2 million, respectively, while cash and cash equivalents increased $9.1 million. The $5.9 million or 19.0% decrease in investment securities was primarily due to $5.5 million of securities that were called. The net loan decrease of $3.2 million or 2.1% was attributed to decreases in commercial business and commercial real estate loans of $1.8 million or 5.7%, $559,000 or .5% in one-to-four family residential real estate loans and $374,000 or 1.9% in consumer loans. Increased cash and cash equivalents of $9.1 million were primarily attributable to an increase in deposits of $7.5 million and decreases in investment securities and net loans of $5.9 million and $3.2 million, respectively. This was partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $7.5 million. Total stockholders' equity amounted to $11.7 million or 5.79% of total assets at March 31, 2001, compared to equity of $11.6 million or 5.72% of total assets at December 31, 2000. The $111,000 increase in stockholders' equity was primarily attributable to net income of $33,000 for the quarter ended March 31, 2001 and a decrease in accumulated other comprehensive losses of $77,000. During 2000, the Board of Directors suspended its cash dividend to preserve capital due to net losses recognized by the Corporation. The Board of Directors of Prestige Bancorp will review paying cash dividends on a quarterly basis.

     The Corporation's nonperforming assets increased $646,000 to $6.5 million at March 31, 2001, compared to $5.9 million at December 31, 2000. The increase was primarily due to a rise in nonperforming commercial business and commercial real estate loans from $2.2 million and $3.1 million at December 31, 2000, respectively, compared to $2.7 million and $3.4 million, respectively, at March 31, 2001. At March 31, 2001, the $2.7 million of nonperforming commercial business loans was comprised of seventeen loans and the $3.4 million of nonperforming commercial real estate loans was comprised of six loans. One nonperforming commercial business relationship accounts for $1.6 million or 60.6% of the total nonperforming commercial business loans. The $1.6 million has an U.S. Government guarantee of the payment of principal and interest. Currently, this commercial business is in bankruptcy, and management is working closely in the bankruptcy proceedings to protect its interests. Measures continue to be taken to address the remaining $1.1 million nonperforming commercial business loans. However, these loans continue to be monitored and reserved under the allowance for loan losses. Of the six commercial real estate nonperforming loans, two totaling $812,000 have been written down to estimated realized collateral values. Three loans totaling $2.5 million have appraisals supporting the unreserved balances. One loan totaling $127,000 is in the process of having an appraisal completed. Reserves will be adjusted accordingly when the appraisal is completed. Management recognizes actual workout of these loans may differ from these estimates and appraisals.

    The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                             MARCH 31,       DECEMBER 31,       MARCH 31,
                                               2001             2000              2000
                                              ------           ------           ------
                                                       (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential ............   $   82           $   16           $  364
Construction loans ........................       --               --              159
Consumer loans ............................      259              318              230
Commercial real estate ....................    3,399            3,136              458
Commercial business loans .................    2,687            2,221              588
                                              ------           ------           ------
  Total nonperforming loans ...............    6,427            5,691            1,799
Real estate owned .........................       86              176              224
                                              ------           ------           ------
  Total nonperforming assets ..............   $6,513           $5,867           $2,023
                                              ======           ======           ======
Total nonperforming loans as a
  Percentage of total loans ...............     4.18%            3.63%            1.14%
                                              ======           ======           ======

Total nonperforming assets as a
  Percentage of total assets ..............     3.23%            2.91%             .99%
                                              ======           ======           ======

RESULTS OF OPERATIONS

    General--The Corporation's net income for the quarter ended March 31, 2001 was $33,000 or $.04 per diluted share compared to net income of $240,000 or $.26 per diluted share for the same quarter in the prior year. Excluding gain on sale of investments, net of tax, net income for the three months ended March 31, 2001 was $15,000 or $.02 per diluted share. This compares to net income after excluding gain on sale of investments, net of tax, of $235,000 or $.26 per diluted share for the three months ended March 31, 2000. The decrease of $220,000 in net income, excluding gain on sale of investments, for the quarter ended March 31, 2001 as compared to the same period in 2000 was attributable to a $256,000 decrease in net interest income and an increase in total other expenses of $128,000. This was partially offset by a reduction in income tax expense of $129,000.

    Interest Income--The Corporation reported interest income of $3.5 million for the three months ended March 31, 2001, as compared to $3.6 million for the three months ended March 31, 2000. The interest income decrease of $93,000 or 2.6% for the quarter ended March 31, 2001, compared to the same period in the prior year can be attributed to a $49,000 or 1.7% decrease in interest and fees on loans. The decrease of $49,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable. The average yield earned on loans receivable, during the quarter ended March 31, 2001, was 7.54% compared to 7.67% for the same period in 2000.

    Interest Expense--Interest expense increased $164,000 or 7.8% during the three months ended March 31, 2001 as compared to the same period last year. This increase was due to growth in average interest-bearing liabilities and a rise in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first quarter of 2001 were $125.8 million and $60.5 million, respectively, compared to $121.9 million and $63.1 million, respectively, for the same period in 2000. The weighted average interest rate on interest-bearing liabilities during the first quarter of 2001 was 4.86% compared to 4.54% for the same period in 2000.

    Provision for Loan Losses--During the three months ended March 31, 2001, the Corporation recorded provisions for losses on loans of $90,000 compared to $120,000 for the comparable period in 2000. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

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

     o The maintenance of a general unallocated reserve occurs in order to provide conservative positioning and protection against unknown events or circumstances that have occurred, but have not yet been identified by the Corporation through its credit administration process. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.

    After completion of this process, management evaluates the adequacy of the existing reserve and establishes the provision level for the next month. The OTS has noted weaknesses in the loan classification process and the Corporation is continuing to take steps to rectify these weaknesses.

    When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the quarter ended March 31, 2001, the Corporation charged off seven consumer loans totaling $44,000 and one commercial business loan totaling $27,000.

    Although management utilizes its best judgment in providing for losses, there can be no assurance that the Corporation will not have to increase its provision for loan losses in the future as a result of commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses and the carrying value of its nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Corporation as of March 31, 2000. The Corporation will continue its review of the commercial loan portfolio for any further developments and the allowance for loan loss will be adjusted accordingly.

    The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.


                                                    MARCH 31, 2001        DECEMBER 31, 2000          MARCH 31, 2000
                                                 --------------------   -------------------------------------------------
                                                               % OF                    % OF                        % OF
                                                             LOANS IN                LOANS IN                    LOANS IN
                                                               EACH                    EACH                        EACH
                                                             CATEGORY                CATEGORY                    CATEGORY
                                                             TO TOTAL                 TO TOTAL                   TO TOTAL
                                                  AMOUNT       LOANS      AMOUNT       LOANS         AMOUNT        LOANS
                                                  ------       -----      ------       -----         ------        -----
                                                                       (DOLLARS IN THOUSANDS)
  One-to-four family residential..............     $  168      66.87%     $  179       65.85%        $  168        63.00%
  Construction................................         17        .69          29         .99             15         1.60
  Commercial business and
    commercial real estate....................      2,817      19.72       2,876       20.47            585        24.10
Consumer:
  Automobile, home equity, student,
    share and other consumer..................         85      12.72          91       12.69             81        11.30
  Allocation to general risk..................        346         --         212          --            244           --
                                                    -----    -------      ------      ------         ------       ------
     Total....................................     $3,433     100.00%     $3,387      100.00%        $1,093       100.00%
                                                   ======    =======      ======      ======         ======       ======


    Other IncomE--Total other income decreased $1,000, excluding net gains on sales of investments and assets, for the three ended March 31, 2001, compared to same period in 2000.

    Other Expenses--Total other expenses increased $128,000 or 10.4% for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Major factors for the increase in total other expenses were consulting and legal fees associated with rectifying asset quality concerns and regulatory matters. Consulting and legal fees increased $71,000 and $66,000, respectively, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

    Income Taxes--The Corporation recorded an income tax expense of $23,000 for the three months ended March 31, 2001, respectively, as compared to $152,000 for the same period in the prior year. Such decrease in income tax expense was due to a decrease in income before income tax expense of $335,000 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Corporation, loan repayments made by the Corporation, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Corporation held at Savings Bank and short-term investments. The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the Investment/Asset and Liability Committee ("ALCO"). In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At March 31, 2001, the Savings Bank had $58.8 million borrowed from the FHLB of Pittsburgh pursuant to various term loans with maturities of less than ten years.

    During the three months ended March 31, 2001, the Corporation's operating activities provided net cash of approximately $44,000. The primary reasons for the $44,000 net cash provided by operating activities during the three months ended March 31, 2001 were a $104,000 decrease in other assets, $90,000 in provision for loan losses, $81,000 decrease in accrued interest receivable and $69,000 in depreciation of premises and equipment which was partially offset by a $185,000 decrease in accrued interest payable and a $113,000 decrease in other liabilities. During the three months ended March 31, 2000, net cash provided by operating activities was $326,000. The primary reasons for the $326,000 net cash provided during the three months ended March 31, 2000 were $240,000 in net income, $170,000 increase in accrued interest payable, and $120,000 in provision for loan losses, which was partially offset by a $155,000 increase in accrued interest receivable and a $146,000 increase in other assets.

    Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2001. The primary reason for the $9.2 million net cash provided by investing activities was the Corporation had $4.0 million and $1.5 million in investment securities held-to-maturity and available-for-sale, respectively, which were called and $8.0 million in principal payments received on existing loans. This was partially offset by $4.9 million in loan originations. This compares with net cash used by investing activities of $4.2 million for the three months ended March 31, 2000. The primary reason for the $4.2 million net cash used by investing activities was the Corporation originated $4.5 million in new loans in excess of principal payments received on existing loans.

    Net cash used by financing activities for the three months ended March 31, 2001, was $123,000. This was attributable to decreases in net FHLB advances of $7.5 million and $139,000 in advance payments by borrowers for taxes and insurance. This was partially offset by increases in total deposits of $7.5 million. During the same period last year, the Corporation experienced a $2.5 million increase in net cash provided by financing activities. This was attributable to increases in core deposits and certificates of $2.2 million and $500,000 in net FHLB advances.

    The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 2001, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 5.27%, 5.27%, and 11.06%, respectively, which exceeded applicable requirements.

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

Item 4.       Submission of Matters to a Vote of Security-Holders

              a) An annual meeting of shareholders of the Corporation was held on April 25, 2001 ("Annual Meeting").
              b)  1. Patricia A. White, elected to new three year term
                  2. Michael R. Macosko, elected to new three year term
                  3. Morris Propp, elected to a three year term
                  4. James A. Nania
                  5. Mark R. Schoen
                  6. Michael R. Macosko
                  7. Martin W. Dowling
              c) There were 946,116 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 787,808 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                  1. Election of directors for a three-year term.

                                                         For       Withheld
                                                         ---       --------
                           Patricia A. White..........  714,567     73,241
                           Michael R. Macosko.........  717,708     70,100
                           Morris Propp...............  717,451     70,357

                  In addition to the above, a ballot was received at the Annual Meeting in the amount of 52,610 shares for John A. Stiver.

                  2. Proposal to ratify the appointment of Arthur Andersen LLP as the Corporation's independent auditors for the year ending December 31, 2001.

                           For           Against       Abstain
                           ---           -------       -------
                         780,003          5,587         2,218

                  Each of the proposals was adopted by the shareholders of the Corporation.

                  d) Not applicable.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRESTIGE BANCORP, INC.

Dated: May 14, 2001                    By: /s/ Mark R. Schoen
                                           ------------------------------------
                                           Mark R. Schoen,
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


Dated: May 14, 2001                    By: /s/ James M. Hein
                                           ------------------------------------
                                           James M. Hein,
                                           Chief Financial Officer