Form 10-Q
period 2001-06-30
PRESTIGE BANCORP INC
filed 2001-08-14
CIK 1011145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ________________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                   25-1785128
-------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                             Identification Number)

           710 Old Clairton Road
        Pleasant Hills, Pennsylvania                               15236
-------------------------------------------------         ----------------------
   (Address of principal executive office)                      (Zip Code)

                                 (412) 655-1190
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2001 there were 1,059,371 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              June 30, 2001 (unaudited) and December 31, 2000                                       1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended June 30, 2001 and 2000 (unaudited)                                       2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
              months ended June 30, 2001 and 2000 (unaudited)                                       3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the six months ended June 30, 2001 and 2000 (unaudited)                           4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
              months ended June 30, 2001 and 2000 (unaudited)                                       5

              Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                        14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                    20
Item 2.       Changes in Securities                                                                20
Item 3.       Defaults upon Senior Securities                                                      20
Item 4.       Submission of Matters to a Vote of Security-Holders                                  20
Item 5.       Other Information                                                                    20
Item 6.       Exhibits and Reports on Form 8-K                                                     20

SIGNATURES                                                                                         21

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,             December 31,
                                                                                       2001                    2000
                                                                                  -------------           -------------
                                                                                   (Unaudited)
ASSETS
------

Cash and due from banks                                                           $   1,109,964           $   1,223,252
Interest-bearing deposits with banks                                                  9,076,960               4,647,771
Investment securities:
     Available for sale                                                              18,942,249               8,911,314
     Held to maturity (market value $14,923,383 and
       $21,924,761 respectively)                                                     15,032,782              22,243,491
Net loans                                                                           148,450,196             153,416,598
Federal Home Loan Bank stock, at cost                                                 2,790,000               3,689,900
Premises and equipment, net                                                           2,222,524               2,343,491
Accrued interest receivable                                                           1,093,596               1,301,026
Deferred tax asset                                                                    2,374,318               2,411,016
Other assets                                                                          1,664,884               1,587,097
                                                                                  -------------           -------------
Total assets                                                                      $ 202,757,473           $ 201,774,956
                                                                                  =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Non-interest-bearing deposits                                                $   8,003,790           $   8,023,201
     Interest-bearing deposits                                                      121,744,275             113,770,089
                                                                                  -------------           -------------
           Total deposits                                                           129,748,065             121,793,290

     Federal Home Loan Bank advances                                                 55,800,000              66,300,000
     Advance payments by borrowers for taxes and insurance                            1,158,192                 884,319
     Accrued interest payable                                                           333,467                 648,145
     Other liabilities                                                                3,676,808                 599,270
                                                                                  -------------           -------------
           Total liabilities                                                        190,716,532             190,225,024
                                                                                  -------------           -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                              --                      --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,301,511 shares issued at June 30, 2001;
       1,162,313 shares issued at December 31, 2000                                   1,301,511               1,162,313
     Treasury stock at cost: 242,140 and 216,197 shares at June 30, 2001
       and December 31, 2000, respectively                                           (2,699,348)             (2,699,348)
     Additional paid-in-capital                                                      12,775,504              11,588,778
     Unearned ESOP shares: 80,511 and 74,341 shares at June 30, 2001
       and December 31, 2000, respectively                                             (595,330)               (615,670)
     Retained earnings - substantially restricted                                     1,384,744               2,377,690
     Accumulated other comprehensive loss                                              (126,140)               (263,831)
                                                                                  -------------           -------------
           Total stockholders' equity                                                12,040,941              11,549,932
                                                                                  -------------           -------------
Total liabilities and stockholders' equity                                        $ 202,757,473           $ 201,774,956
                                                                                  =============           =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three Months Ended
                                                                                June 30,
                                                                    ---------------------------------
                                                                        2001                  2000
                                                                    -----------           -----------
Interest income:
  Interest and fees on loans                                        $ 2,788,417           $ 3,133,800
  Interest on mortgage-backed securities                                139,711               170,472
  Interest and dividends on other investment securities                 319,047               436,041
  Interest on deposits in other financial institutions                  116,292                17,061
                                                                    -----------           -----------
       Total interest income                                          3,363,467             3,757,374
                                                                    -----------           -----------
Interest expense:
  Interest on deposits                                                1,279,583             1,202,541
  Advances from Federal Home Loan Bank                                  897,903               996,273
                                                                    -----------           -----------
       Total interest expense                                         2,177,486             2,198,814
                                                                    -----------           -----------
       Net interest income                                            1,185,981             1,558,560

Provision for loan losses                                                90,000               422,000
                                                                    -----------           -----------
       Net interest income after provision for loan losses            1,095,981             1,136,560
                                                                    -----------           -----------
Other income:
  Fees and service charges                                              209,077               234,187
  Net loss on sale of investments                                            --               (15,510)
  Gain on sale of assets                                                     --                   665
  Gain on sale of foreclosed real estate                                     --                 2,488
  Other income, net                                                       3,833                 5,004
                                                                    -----------           -----------
       Total other income                                               212,910               226,834
                                                                    -----------           -----------
Other expenses:
  Salaries and employee benefits                                        617,347               627,748
  Gain on curtailment of pension plan                                  (478,804)                   --
  Premises and occupancy costs                                          134,326               150,911
  Federal deposit insurance premiums                                     14,798                 6,213
  Data processing costs                                                  72,700                70,587
  Advertising costs                                                      28,660                48,570
  Transaction processing costs                                           89,168                86,129
  ATM transaction fees                                                   41,783                41,900
  Legal and professional expenses                                       168,640               107,511
  Other expenses                                                        131,688               119,222
                                                                    -----------           -----------
       Total other expenses                                             820,306             1,258,791
                                                                    -----------           -----------
       Income before income tax expense                                 488,585               104,603

Income tax expense                                                      189,644                36,822
                                                                    -----------           -----------
Net income                                                          $   298,941           $    67,781
                                                                    ===========           ===========
Basic earnings per share:
  Net income                                                        $      0.31           $      0.07
  Weighted average number of common shares outstanding                  977,958               973,996
Diluted earnings per share:
  Net income                                                        $      0.31           $      0.07
  Weighted average number of common shares outstanding                  977,968               973,996


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                    ---------------------------------
                                                                        2001                  2000
                                                                    -----------           -----------
Interest income:
  Interest and fees on loans                                        $ 5,704,219           $ 6,098,032
  Interest on mortgage-backed securities                                287,800               350,255
  Interest and dividends on other investment securities                 706,774               872,133
  Interest on deposits in other financial institutions                  187,506                52,527
                                                                    -----------           -----------
       Total interest income                                          6,886,299             7,372,947
                                                                    -----------           -----------
Interest expense:
  Interest on deposits                                                2,587,670             2,385,873
  Advances from Federal Home Loan Bank                                1,852,934             1,912,103
                                                                    -----------           -----------
       Total interest expense                                         4,440,604             4,297,976
                                                                    -----------           -----------
       Net interest income                                            2,445,695             3,074,971

Provision for loan losses                                               180,000               542,000
                                                                    -----------           -----------
       Net interest income after provision for loan losses            2,265,695             2,532,971
                                                                    -----------           -----------
Other income:
  Fees and service charges                                              414,022               440,752
  Gain (loss) on sale of investments                                     30,535                (7,964)
  Gain on sale of assets                                                     --                 2,660
  Gain on sale of foreclosed real estate                                     --                 2,488
  Other income, net                                                       7,639                 8,424
                                                                    -----------           -----------
       Total other income                                               452,196               446,360
                                                                    -----------           -----------
Other expenses:
  Salaries and employee benefits                                      1,229,210             1,268,930
  Gain on curtailment of pension plan                                  (478,804)                   --
  Premises and occupancy costs                                          275,051               302,447
  Federal deposit insurance premiums                                     29,944                12,438
  Data processing costs                                                 142,971               138,133
  Advertising costs                                                      63,918                84,003
  Transaction processing costs                                          175,075               173,178
  ATM transaction fees                                                   81,148                81,662
  Legal and professional expenses                                       369,042               171,086
  Other expenses                                                        285,647               251,465
                                                                    -----------           -----------
       Total other expenses                                           2,173,202             2,483,342
                                                                    -----------           -----------
       Income before income tax expense                                 544,689               495,989

Income tax expense                                                      212,598               188,398
                                                                    -----------           -----------
Net income                                                          $   332,091           $   307,591
                                                                    ===========           ===========
Basic earnings per share:
  Net income                                                        $      0.34           $      0.31
  Weighted average number of common shares outstanding                  977,274               994,541
Diluted earnings per share:
  Net income                                                        $      0.34           $      0.31
  Weighted average number of common shares outstanding                  977,279               994,541


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                      Common
                                                                      Stock                                 Additional
                                              Comprehensive         $1.00 par            Treasury            Paid-in
                                                 Income               value               Stock              Capital
                                                 ------               -----               -----              -------
BALANCE, December 31, 2000                                        $  1,162,313        $ (2,699,348)       $ 11,588,778
     Allocation of 2,750 ESOP shares                                        --                  --               3,543
     Net income                               $    332,091                  --                  --                  --
     Net unrealized gains on available
       for sale securities, net of tax             119,651                  --                  --                  --
       of $79,767
     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                            18,040                  --                  --                  --
     Stock dividend declared:
       Common stock (12% per share)                                    139,198                  --           1,183,183
       Cash in lieu of stock                  ------------                  --                  --                  --
     Comprehensive income                     $    469,782
                                              ============        ------------        ------------        ------------
BALANCE, June 30, 2001                                            $  1,301,511        $ (2,699,348)       $ 12,775,504
                                                                  ============        ============        ============


BALANCE, December 31, 1999                                        $  1,162,313        $ (2,246,618)       $ 11,581,741
     Allocation of 2,568 ESOP shares                                        --                  --               6,348
     Cash dividends declared:
       Common stock ($.13 per share)                                        --                  --                  --
     Treasury stock purchases, 49,110                                       --            (452,730)                 --
       shares
     Net income                               $    307,591                  --                  --                 --
     Net unrealized losses on available
       for sale securities, net of tax             (35,693)                 --                  --                 --
       of $23,795
     Reclassification adjustment for
       losses realized in net income
       net of tax of $3,025                         (4,939)                 --                  --                 --
                                              ------------
     Comprehensive income                     $    266,959
                                              ============        ------------        ------------       ------------
BALANCE, June 30, 2000                                            $  1,162,313        $ (2,699,348)       $ 11,588,089
                                                                  ============        ============       ============


                                                                                           Accumulated
                                                                                              Other
                                                     Unearned           Retained          Comprehensive
                                                   ESOP Shares          Earnings          (Loss) Income           Total
                                                   -----------          --------          -------------           -----
BALANCE, December 31, 2000                        $   (615,670)       $  2,377,690        $   (263,831)       $ 11,549,932
     Allocation of 2,750 ESOP shares                    20,340                  --                  --              23,883
     Net income                                             --             332,091                  --             332,091
     Net unrealized gains on available
       for sale securities, net of tax                      --                  --             119,651             119,651
       of $79,767
     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                                    --                  --              18,040              18,040
     Stock dividend declared:
       Common stock (12% per share)                         --          (1,322,381)                 --                  --
       Cash in lieu of stock                                --              (2,656)                 --              (2,656)
     Comprehensive income
                                                  ------------        ------------        ------------        ------------
BALANCE, June 30, 2001                            $   (595,330)       $  1,384,744        $   (126,140)       $ 12,040,941
                                                  ============        ============        ============        ============


BALANCE, December 31, 1999                        $   (654,310)       $  5,543,671        $   (433,508)       $ 14,953,289
     Allocation of 2,568 ESOP shares                    18,990                  --                  --              25,338
     Cash dividends declared:
       Common stock ($.13 per share)                        --            (135,593)                 --            (135,593)
     Treasury stock purchases, 49,110                       --                  --                  --            (452,730)
       shares
     Net income                                             --             307,591                  --             307,591
     Net unrealized losses on available
       for sale securities, net of tax                      --                  --             (35,693)            (35,693)
       of $23,795
     Reclassification adjustment for
       losses realized in net income
       net of tax of $3,025                                 --                  --              (4,939)             (4,939)

     Comprehensive income
                                                  ------------        ------------        ------------        ------------
BALANCE, June 30, 2000                            $   (635,320)       $  5,715,669        $   (474,140)       $ 14,657,263
                                                  ============        ============        ============        ============



        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                 2001                    2000
                                                                             ------------           ------------
Operating activities:
  Net income                                                                 $    332,091           $    307,591
                                                                             ------------           ------------
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation of premises and equipment                                       136,211                165,043
     Amortization of premiums and discounts, net                                    2,540                 (4,721)
     Non cash compensation expense related to MRP Plan                             51,975                 63,565
     Non cash compensation expense related to ESOP benefit                         29,223                 32,028
     Gain on sale of equity securities                                            (28,967)                (3,183)
     Gain on calls of held to maturity securities                                  (1,568)                    --
     Loss on sale of available for sale investment                                     --                  8,877
       securities
     Loss on sale of available for sale mortgage backed securities                     --                  2,270
     Provision for loan losses                                                    180,000                542,000
     Increase in other liabilities                                                 54,385                121,399
     (Decrease) increase in accrued interest payable                             (314,678)               198,182
     Decrease in income taxes payable                                                  --                (32,229)
     Increase in deferred income taxes                                            (55,095)              (194,924)
     Decrease (increase) in accrued interest receivable                           207,430                (87,865)
     Gain on curtailment of pension plan                                         (478,804)                    --
     Decrease in other assets                                                     349,042                 86,702
                                                                             ------------           ------------
       Total adjustments                                                          131,694                897,144
                                                                             ------------           ------------
       Net cash provided by operating activities                                  463,785              1,204,735
                                                                             ------------           ------------
Investing activities:
  Loan originations                                                           (15,678,364)           (31,284,585)
  Principal payments on loans                                                  20,464,766             20,628,376
  Principal payments on mortgage-backed securities available for                  177,739                284,558
     sale
  Principal payments on mortgage-backed securities held to maturity               659,400                523,326
  Principal payments on investment securities held to maturity                     50,531                 36,974
  Proceeds from calls of held to maturity investment                            6,500,000                     --
    securities
  Proceeds from calls of available for sale investment                          3,000,000                     --
     securities
  Proceeds from sale of available for sale investment                                  --                991,126
     securities
  Proceeds from sale of available for sale mortgage backed                             --                593,798
     securities
  Proceeds from sale of equity securities                                         118,768                 99,433
  Purchases of available for sale investment securities                       (10,051,372)               (17,169)
  Purchases of premises and equipment                                             (15,243)               (93,911)
  Redemption of Federal Home Loan Bank stock                                      899,900                     --
                                                                             ------------           ------------
       Net cash provided (used) by investing activities                         6,126,125             (8,238,074)
                                                                             ------------           ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and                       273,873                488,390
     insurance
  Purchases of MRP shares                                                              --                 (1,850)
  Proceeds from Federal Home Loan Bank advances                                        --             84,750,000
  Payments on Federal Home Loan Bank advances                                 (10,500,000)           (81,450,000)
  Net increase in Money Market, NOW and Passbook savings accounts               4,261,863              2,255,561
  Net increase (decrease) in certificate accounts                               3,692,912                (62,495)
  Cash paid in lieu of stock dividend                                              (2,657)                    --
  Purchases of treasury stock                                                          --               (444,355)
  Common stock cash dividends paid                                                     --               (135,593)
                                                                             ------------           ------------
       Net cash (used) provided by financing activities                        (2,274,009)             5,399,658
                                                                             ------------           ------------
Net increase (decrease) in cash and cash equivalents                            4,315,901             (1,633,681)
Cash and cash equivalents at beginning of period                                5,871,023              5,198,313
                                                                             ------------           ------------
Cash and cash equivalents at end of period                                   $ 10,186,924           $  3,564,632
                                                                             ============           ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                               $     21,400           $    415,550
  Cash paid during the period for interest on deposits and                      4,755,281              4,099,794
     borrowings

Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                     $         --           $     70,000


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

2. BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

                                                    Three Months Ended
                                             --------------------------------
                                             June 30, 2001      June 30, 2000
                                             -------------      -------------
Basic earnings per share:
    Net income                                  $298,941          $ 67,781
    Average shares outstanding                   977,958           973,996
    Earnings per share                          $   0.31          $   0.07
Diluted earnings per share:
    Net income                                  $298,941          $ 67,781
    Average shares outstanding                   977,958           973,996
    Stock options                                     10                --
                                                --------          --------
    Diluted average shares outstanding           977,968           973,996
    Earnings per share                          $   0.31          $   0.07


For the three months ended June 30, 2001 and 2000, options to purchase 96,866 and 124,349 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.


                                                     Six Months Ended
                                             --------------------------------
                                             June 30, 2001      June 30, 2000
                                             -------------      -------------
Basic earnings per share:
    Net income                                  $332,091          $307,591
    Average shares outstanding                   977,274           994,541
    Earnings per share                          $   0.34          $   0.31
Diluted earnings per share:
    Net income                                  $332,091          $307,591
    Average shares outstanding                   977,274           994,541
    Stock options                                      5                --
                                                --------          --------
    Diluted average shares outstanding           977,279           994,541
    Earnings per share                          $   0.34          $   0.31


For the six months ended June 30, 2001 and 2000, options to purchase 95,415 and 124,349 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

On May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001, which was paid on June 15, 2001. All per share data have been restated to reflect the stock dividend.

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

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                              June 30, 2001
                                                    --------------------------------
                                                     Amortized              Market
                                                        Cost                Value
                                                    -----------          -----------
U.S. government and government
    agency obligations:
       Due after one and within five years          $ 1,000,000          $ 1,012,035
Corporate Debentures                                    494,168              440,710
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                            1,686,649            1,680,291
Government National Mortgage Association
    (GNMA) certificates
       Due after ten years                            3,017,813            3,017,813
Federal National Mortgage Association
    (FNMA) certificates:
       Due after ten years                            1,149,149            1,140,610
Mutual fund investment                               10,639,208           10,637,138
Common stock portfolio                                1,165,496            1,013,652
                                                    -----------          -----------
                                                    $19,152,483          $18,942,249
                                                    ===========          ===========


Investment securities held to maturity:

                                                    --------------------------------
                                                               June 30, 2001
                                                    --------------------------------
                                                     Amortized              Market
                                                       Cost                 Value
                                                    -----------          -----------

U.S. government and government
    agency obligations:
       Due after five and within ten years          $ 2,497,698          $ 2,480,625
       Due after ten years                            6,756,279            6,644,852
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years            2,006,670            2,052,796
       Due after ten years                              810,362              808,356
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,351,502            1,353,467
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,610,271            1,583,287
                                                    -----------          -----------
                                                    $15,032,782          $14,923,383
                                                    ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                              June 30,
                                                2001
                                           -------------
Real estate loans:
  1-4 family                               $ 104,477,420
  Construction                                 1,240,000
  Commercial real estate                      12,347,780
                                           -------------
                                             118,065,200
  Less- Undisbursed loan proceeds                490,000
                                           -------------
                                             117,575,200

Commercial business loans:                    15,084,179

Consumer loans:
  Home equity                                 12,528,479
  Student                                      2,504,400
  Automobile                                   2,338,431
  Collateral                                     723,440
  Credit cards                                   442,867
  Personal unsecured/other                       523,334
                                           -------------
                                              19,060,951
                                           -------------
                                             151,720,330
  Less- Allowance for loan losses              3,307,846
  Deferred loan costs                            (37,712)
                                           -------------
                                           $ 148,450,196
                                           =============


5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                                Three Months Ended                         Six Months Ended
                                                     June 30,                                   June 30,
                                        ---------------------------------           ---------------------------------
                                            2001                 2000                  2001                   2000
                                        -----------           -----------           -----------           -----------

Balance at beginning of period          $ 3,432,873           $ 1,093,280           $ 3,387,779           $   982,588
Provision for loan losses                    90,000               422,000               180,000               542,000
Charge-offs                                (232,306)              (20,727)             (303,864)              (30,035)
Recoveries                                   17,279                   355                43,931                   355
                                        -----------           -----------           -----------           -----------
Balance at end of period                $ 3,307,846           $ 1,494,908           $ 3,307,846           $ 1,494,908
                                        ===========           ===========           ===========           ===========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of June 30, 2001 are as follows (amounts approximate):

July 1, 2001 to June 30, 2002                        $36,606,285
July 1, 2002 to June 30, 2003                         13,118,401
July 1, 2003 to June 30, 2004                          6,895,552
July 1, 2004 to June 30, 2005                          4,129,565
July 1, 2005 and thereafter                            2,958,188
                                                     -----------
                                      TOTAL          $63,707,991
                                                     ===========

Certificates of $100,000 or more                     $11,411,247
                                                     ===========

7. INCOME TAXES:

The income tax expense was as follows:

                     Three Months Ended                   Six Months Ended
                          June 30,                            June 30,
                 ---------------------------         --------------------------
                   2001              2000              2001              2000
                 --------          --------          --------          --------

Federal          $152,925          $ 30,680          $171,050          $154,227
State              36,719             6,142            41,548            34,171
                 --------          --------          --------          --------
                 $189,644          $ 36,822          $212,598          $188,398
                 ========          ========          ========          ========


8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 2001, and December 31, 2000, amounted to $218,745 and $894,683, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $16,000 and $52,000 during the three and six months ended June 30, 2001, respectively, compared to $34,000 and $64,000 for the comparable periods of 2000.

The aforementioned approval of the Option Plan made 130,239 options available for grant to directors, employees and others who perform substantial services for the Corporation. As of June 30, 2001, forfeited options on 33,610 shares had been returned to the Plan, and the Corporation had granted 130,486 options. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of June 30, 2001, there had been 568 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

On May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 payable on June 15, 2001. All option data above have been restated to reflect the stock dividends.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. There was no deduction from capital for interest-rate risk (amounts in thousands).

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                   For Capital Adequacy            Prompt Corrective
                                           Actual                         Purposes                 Action Provisions
                                   --------------------            ---------------------        ---------------------
                                    Amount        Ratio             Amount         Ratio         Amount         Ratio
                                   --------       -----            --------        -----        ---------       -----
Total Capital (to Risk
  Weighted Assets):
         As of
June 30, 2001                      $12,237        11.49%           =>$8,522        =>8.0%       =>$10,653       =>10.0%

Tier 1 Capital (to Risk
  Weighted Assets):
         As of
June 30, 2001                      $10,881        10.21%           =>$4,261        =>4.0%        =>$6,392        =>6.0%

Tier 1 Capital (to
  Average Assets):
         As of
June 30, 2001                      $10,881         5.45%           =>$7,990        =>4.0%        =>$9,988        =>5.0%


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $11.5 million as of June 30, 2001. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The FASB has also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001 which will be subject immediately to the nonamortization and amortization provisions of this Statement.

The impact and adoption of these standards is not expected to materially affect the Corporation's financial condition or results of operations.


13. SUBSEQUENT EVENT

Prestige Bank has agreed to sell its Washington in-store branch office to Northwest Savings Bank for an undisclosed amount. The transaction, subject to approval by regulators of Northwest and Prestige Bank, is expected to be completed in October 2001.

The office is located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank will retain the employees of this office in order to provide continuity of customer service. The cash purchase by Northwest Savings Bank includes approximately $4.7 million in deposits, as well as the fixed assets. All deposits will continue to be insured by the FDIC.

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

FINANCIAL CONDITION

    Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), one loan to a former director, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of June 30, 2001, the Corporation had outstanding borrowings of $334,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

    At June 30, 2001, the Corporation's total assets amounted to $202.8 million compared with $201.8 million at December 31, 2000. Total cash and cash equivalents and investment securities increased $4.3 million and $2.8 million, respectively, while net loans decreased $5.0 million. This increase in cash and cash equivalents of $4.3 million were primarily attributable to an increase in deposits of $8.0 million and a decrease in net loans of $5.0 million. This was partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $10.5 million. The $2.8 million or 9.1% increase in investment securities was primarily due to purchases of $10.1 million in available for sale investment securities which was partially offset by $8.5 million in investments which were called. The net loan decrease of $5.0 million or 3.2% was attributed to decreases in commercial business and commercial real estate loans of $4.7 million or 14.6%. Total stockholders' equity amounted to $12.0 million or 5.94% of total assets at June 30, 2001, compared to equity of $11.6 million or 5.72% of total assets at December 31, 2000. The $491,000 increase in stockholders' equity was primarily attributable to net income of $332,000 for the six months ended June 30, 2001. During 2000, the Board of Directors suspended its cash dividend to preserve capital due to net losses recognized by the Corporation. The Board of Directors of Prestige Bancorp will review paying cash dividends on a quarterly basis.

    The Corporation's nonperforming assets increased $316,000 to $6.2 million at June 30, 2001, compared to $5.9 million at December 31, 2000. The increase was primarily due to a rise in nonperforming commercial real estate loans from $3.1 million at December 31, 2000 compared to $3.5 million at June 30, 2001. At June 30, 2001, the $2.2 million of nonperforming commercial business loans was comprised of seven loan relationships and the $3.5 million of nonperforming commercial real estate loans was comprised of six loan relationships. One nonperforming commercial business loan relationship accounts for $1.6 million or 71.3% of the total nonperforming commercial business loans. The $1.6 million has an U.S. Government guarantee of the payment of principal and interest. Currently, this commercial business is in bankruptcy, and management is working closely in the bankruptcy proceedings to protect its interests. Measures continue to be taken to address the remaining $625,000 nonperforming commercial business loans. However, these loans continue to be monitored and reserved under the allowance for loan losses. All commercial real estate nonperforming loan relationships have been written down to estimated realized collateral values or have collateral supporting the unreserved balances. Management recognizes actual workout of these loans may differ from these estimates.

    The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                        JUNE 30,      DECEMBER 31,    JUNE 30,
                                          2001           2000           2000
                                          ----           ----           ----
                                                (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential ..        $  106         $   16         $  207
Construction loans ..............            --             --             --
Consumer loans ..................           147            318            123
Commercial real estate ..........         3,451          3,136            861
Commercial business loans .......         2,175          2,221            551
                                         ------         ------         ------
  Total nonperforming loans .....         5,879          5,691          1,742
Real estate owned ...............           304            176             70
                                         ------         ------         ------
  Total nonperforming assets ....        $6,183         $5,867         $1,812
                                         ======         ======         ======
  Total nonperforming loans as a
    percentage of total loans ...          3.86%          3.63%          1.06%
                                         ======         ======         ======

  Total nonperforming assets as a
    percentage of total assets ..          3.05%          2.91%           .88%
                                         ======         ======         ======

RESULTS OF OPERATIONS

         GENERAL--The Corporation's net income for the quarter ended June 30, 2001 was $299,000 or $.31 per diluted share and net income for the six months ended June 30, 2001 was $332,000 or $.34 per diluted share. This compares to net income of $68,000 or $.07 per diluted share and $308,000 or $.31 per diluted share for the three and six month periods ended June 30, 2000, respectively. Excluding a curtailment gain of $292,000, net of taxes, realized by terminating the Bank's pension plan, net income was $7,000 or $.01 per diluted share for the quarter ended June 30, 2001 and $40,000 or $.04 per diluted share for the six months ended June 30, 2001. The Bank expects to record a settlement loss when the pension plan fulfills its obligations. This should occur either in the third or fourth quarter of 2001. The net effect of the pension plan termination should be a gain recorded in fiscal 2001.

    The decrease of $268,000 in net income, excluding the curtailment gain of $292,000, net of taxes, for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily attributable to a $267,000 decrease in net interest income after provision for losses on loans.

    INTEREST INCOME--The Corporation reported interest income of $3.4 million for the three months ended June 30, 2001, as compared to $3.8 million for the three months ended June 30, 2000. The interest income decrease of $394,000 or 10.5% for the quarter ended June 30, 2001, compared to the same period in the prior year can be attributed to a $346,000 or 11.0% decrease in interest and fees on loans. The decrease of $346,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable. The average yield earned on loans receivable, during the quarter ended June 30, 2001, was 7.33% compared to 7.78% for the same period in 2000.

    The Corporation reported interest income of $6.9 million for the six months ended June 30, 2001, as compared to $7.4 million for the six months ended June 30, 2000. The interest income decrease of $487,000 or 6.6% for the six months ended June 30, 2001, compared to the same period in the prior year can be attributed to a $394,000 or 6.5% decrease in interest and fees on loans. The decrease of $394,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable. The average yield earned on loans receivable, during the quarter ended June 30, 2001, was 7.43% compared to 7.73% for the same period in 2000.

    INTEREST EXPENSE--Interest expense decreased $22,000 or 1.0% during the three months ended June 30, 2001 as compared to the same period last year. Average interest-bearing liabilities during the second quarter of 2001 were $186.2 million compared to $189.3 million for the same period in 2000. The weighted average interest rate on interest-bearing liabilities during the second quarter of 2001 was 4.68% compared to 4.64% for the same period in 2000.

    Interest expense increased $143,000 or 3.3% during the six months ended June 30, 2001 as compared to the same period last year. This increase was due to a rise in the weighted average interest rate paid on interest-bearing liabilities. The weighted average interest rate on interest-bearing liabilities during the six months ended June 30, 2001 was 4.77% compared to 4.59% for the same period in 2000.

    PROVISION FOR LOAN LOSSES--During the three and six months ended June 30, 2001, the Corporation recorded provisions for losses on loans of $90,000 and $180,000, respectively, compared to $422,000 and $542,000 for the comparable periods in 2000. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis.

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

    When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the quarter ended June 30, 2001, the Corporation charged off six consumer loans totaling $184,000 and one commercial business loan totaling $48,000. During the six months ended June 30, 2001, the Corporation charged off thirteen consumer loans totaling $228,000 and two commercial business loan totaling $75,000.

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

                                                 JUNE 30, 2001              DECEMBER 31, 2000             JUNE 30, 2000
                                           -------------------------    -------------------------    -------------------------
                                                              % OF                         % OF                         % OF
                                                            LOANS IN                     LOANS IN                     LOANS IN
                                                              EACH                         EACH                         EACH
                                                            CATEGORY                     CATEGORY                     CATEGORY
                                                            TO TOTAL                     TO TOTAL                     TO TOTAL
                                           AMOUNT            LOANS      AMOUNT            LOANS      AMOUNT            LOANS
                                           ------            -----      ------            -----      ------            -----
                                                                         (DOLLARS IN THOUSANDS)
  One-to-four family residential ..        $  168            68.65%     $  179            65.85%     $  171            63.51%
  Construction ....................            23             0.81          29             0.99          29             1.47
  Commercial business and
    commercial real estate ........         2,719            18.02       2,876            20.47       1,103            23.56
Consumer:
  Automobile, home equity, student,
    share and other consumer ......            79            12.52          91            12.69          79            11.46
  Allocation to general risk ......           319               --         212               --         113               --
                                           ------           ------      ------           ------      ------           ------
     Total ........................        $3,308           100.00%     $3,387           100.00%     $1,495           100.00%
                                           ======           ======      ======           ======      ======           ======


    OTHER INCOME--Total other income decreased $26,000 and $27,000, excluding net gains and losses on sales of investments, assets and foreclosed real estate, for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These decreases were the result of lower fees and service charges earned.

    OTHER EXPENSES--Total other expenses increased $40,000 or 3.2% for the quarter ended June 30, 2001 and $169,000 or 6.8% for the six months ended June 30, 2001, excluding the pension plan curtailment gain of $479,000, as compared to the same periods ended June 30, 2000. Major factors for these increases in total other expenses were legal and professional fees associated with rectifying asset quality concerns and regulatory matters. Legal and professional fees increased $61,000 and $212,000, respectively, for the three and six months ended June 30, 2001, as compared to the same periods in 2000.

    INCOME TAXES--The Corporation recorded an income tax expense of $190,000 and $213,000 for the three and six months ended June 30, 2001, respectively. This compares to $37,000 and $188,000 for the same periods in the prior year. Such increases in income tax expense were due to an increase in income before income tax expense of $384,000 and $49,000 for the three and six months ended June 30, 2001, as compared to the same periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Corporation, loan repayments made by the Corporation, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Corporation held at Savings Bank and short-term investments. The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the Investment/Asset and Liability Committee ("ALCO"). In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At June 30, 2001, the Savings Bank had $55.8 million borrowed from the FHLB of Pittsburgh pursuant to various term loans with maturities of less than ten years.

    During the six months ended June 30, 2001, the Corporation's operating activities provided net cash of approximately $464,000. The primary reasons for the $464,000 net cash provided by operating activities during the six months ended June 30, 2001 were $332,000 in net income, a $207,000 decrease in accrued interest receivable and $180,000 in provision for loan losses which was partially offset by a $315,000 decrease in accrued interest payable. During the six months ended June 30, 2000, net cash provided by operating activities was $1.2 million. The primary reasons for the $1.2 million net cash provided during the six months ended June 30, 2000 were $308,000 in net income, a $198,000 increase in accrued interest payable and $542,000 in provision for loan losses.

    Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2001. The primary reason for the $6.1 million net cash provided by investing activities was the Corporation received $4.8 million in principal payments on existing loans in excess of new loans originated. Net cash used by investing activities was $8.2 million for the six months ended June 30, 2000. The primary reason for the $8.2 million net cash used by investing activities was the Corporation originated $10.7 million in new loans in excess of principal payments received on existing loans. This was offset by $1.7 million in sales of investment, mortgage backed and equity securities.

    Net cash used by financing activities for the six months ended June 30, 2001 was $2.3 million. This was attributable to decreases in net FHLB advances of $10.5 million that was partially offset by increases in total deposits of $8.0 million. During the same period last year, the Corporation experienced $5.4 million in net cash provided by financing activities. This was attributable to increases in Money Market, Passbook Savings and Transaction accounts of $2.3 million and $3.3 million in net FHLB advances.

    The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 2001, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 5.39%, 5.39%, and 11.49%, respectively, which exceeded applicable requirements.

SALE OF WASHINGTON, PENNSYLVANIA BRANCH

Prestige Bank has agreed to sell its Washington in-store branch office to Northwest Savings Bank. The transaction, subject to the approval of the transaction by regulatory agencies for each institution, is expected to be completed in October 2001.

The office is located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank will retain the employees of this office in order to provide continuity of customer service. The cash purchase includes $4.7 million in deposits, as well as the fixed assets. Prestige Bank intends to fund the deposits being sold with cash and does not anticipate requiring a loan from the Federal Home Loan Bank of Pittsburgh. All deposits will continue to be insured by the FDIC.

The sale follows the Bank's determination that the Washington, Pennsylvania branch lies outside of its targeted geographic market. In the opinion of management, the sale of the Washington, Pennsylvania branch is not expected to have a material adverse effect on the Bank's financial position or results of operations.

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

              The Corporation filed a Form 8-K on May 17, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PRESTIGE BANCORP, INC.

Dated:  August 14, 2001              By: /s/ Mark R. Schoen
                                         ------------------
                                          Mark R. Schoen,
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


Dated:  August 14, 2001              By: /s/ James M. Hein
                                         -----------------------
                                          James M. Hein,
                                          Chief Financial Officer