Form 10-Q
period 2001-09-30
PRESTIGE BANCORP INC
filed 2001-11-14
CIK 1011145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

                         Commission File Number 0-27522

                             PRESTIGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                 25-1785128
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                           Identification Number)

         710 Old Clairton Road
      Pleasant Hills, Pennsylvania                                15236
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2001 there were 1,059,371 shares of the registrant's common stock outstanding, par value $1.00 per share.

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                                PAGE
-------      ---------------------                                                                ----
Item 1.      Financial Statements

             Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
             September 30, 2001 (unaudited) and December 31, 2000                                   1

             Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
             months ended September 30, 2001 and 2000 (unaudited)                                   2

             Consolidated Statements of Income of Prestige Bancorp, Inc. for the nine
             months ended September 30, 2001 and 2000 (unaudited)                                   3

             Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
             for the nine months ended September 30, 2001 and 2000 (unaudited)                      4

             Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the nine
             months ended September 30, 2001 and 2000 (unaudited)                                   5

             Notes to Consolidated Financial Statements (unaudited)                                 6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                         15


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     22
Item 2.      Changes in Securities                                                                 22
Item 3.      Defaults upon Senior Securities                                                       22
Item 4.      Submission of Matters to a Vote of Security-Holders                                   22
Item 5.      Other Information                                                                     22
Item 6.      Exhibits and Reports on Form 8-K                                                      22

SIGNATURES                                                                                         23

                             PRESTIGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,          December 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
ASSETS                                                                              (Unaudited)
Cash and due from banks                                                            $   1,133,542         $   1,223,252
Interest-bearing deposits with banks                                                  14,474,723             4,647,771
Investment securities:
   Available for sale                                                                 18,214,795             8,911,314
   Held to maturity (market value $11,192,696 and
   $21,924,761 respectively)                                                          11,032,706            22,243,491
Net loans                                                                            142,913,187           153,416,598
Federal Home Loan Bank stock, at cost                                                  2,790,000             3,689,900
Premises and equipment, net                                                            2,180,857             2,343,491
Accrued interest receivable                                                            1,081,754             1,301,026
Deferred tax asset                                                                     2,302,483             2,411,016
Other assets                                                                           1,720,906             1,587,097
                                                                                   -------------         -------------

Total assets                                                                       $ 197,844,953         $ 201,774,956
                                                                                   =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Non-interest-bearing deposits                                                   $   7,605,203         $   8,023,201
   Interest-bearing deposits                                                         121,107,311           113,770,089
                                                                                   -------------         -------------

        Total deposits                                                               128,712,514           121,793,290

   Federal Home Loan Bank advances                                                    55,800,000            66,300,000
   Advance payments by borrowers for taxes and insurance                                 302,982               884,319
   Accrued interest payable                                                              332,327               648,145
   Other liabilities                                                                     616,849               599,270
                                                                                   -------------         -------------

        Total liabilities                                                            185,764,672           190,225,024
                                                                                   -------------         -------------

Stockholders' Equity:
   Preferred stock, $1.00 par value;
     5,000,000 shares authorized, none issued                                                 --                    --
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     1,301,511 shares issued at September 30, 2001;
     1,162,313 shares issued at December 31, 2000                                      1,301,511             1,162,313
   Treasury stock at cost: 242,140 and 216,197 shares at September 30, 2001
     and December 31, 2000, respectively                                              (2,699,348)           (2,699,348)
   Additional paid-in-capital                                                         12,777,134            11,588,778
   Unearned ESOP shares: 79,088 and 74,341 shares at September 30, 2001
     and December 31, 2000, respectively                                                (595,330)             (615,670)
   Retained earnings - substantially restricted                                        1,391,849             2,377,690
   Accumulated other comprehensive loss                                                  (95,535)             (263,831)
                                                                                   -------------         -------------

        Total stockholders' equity                                                    12,080,281            11,549,932
                                                                                   -------------         -------------

Total liabilities and stockholders' equity                                         $ 197,844,953         $ 201,774,956
                                                                                   =============         =============


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                               2001                   2000
                                                                               ----                   ----
Interest income:
  Interest and fees on loans                                                $ 2,606,438           $ 3,186,168
  Interest on mortgage-backed securities                                        159,446               158,983
  Interest and dividends on other investment securities                         311,319               432,624
  Interest on deposits in other financial institutions                           69,175                15,059
                                                                            -----------           -----------
        Total interest income                                                 3,146,378             3,792,834
                                                                            -----------           -----------
Interest expense:
  Interest on deposits                                                        1,209,373             1,246,693
  Advances from Federal Home Loan Bank                                          878,159             1,087,946
                                                                            -----------           -----------
        Total interest expense                                                2,087,532             2,334,639
                                                                            -----------           -----------
        Net interest income                                                   1,058,846             1,458,195

Provision for loan losses                                                        30,000             1,898,500
                                                                            -----------           -----------
        Net interest income (loss) after provision for loan losses            1,028,846              (440,305)
                                                                            -----------           -----------
Other income:
  Fees and service charges                                                      214,214               237,306
  Net gain on sale of investments                                                 2,089                18,362
  Loss on sale of assets                                                         (7,787)                   --
  Loss on sale of foreclosed real estate                                         (1,205)                   --
  Other income, net                                                               3,860                 4,161
                                                                            -----------           -----------
        Total other income                                                      211,171               259,829
                                                                            -----------           -----------
Other expenses:
  Salaries and employee benefits                                                603,599               623,152
  Premises and occupancy costs                                                  128,707               152,457
  Federal deposit insurance premiums                                             15,600                 6,263
  Data processing costs                                                          71,124                67,714
  Advertising costs                                                              30,945                22,557
  Transaction processing costs                                                   79,375                89,891
  ATM transaction fees                                                           42,947                47,605
  Legal and professional expenses                                               123,583               118,374
  Other expenses                                                                131,013               130,292
                                                                            -----------           -----------
        Total other expenses                                                  1,226,893             1,258,305
                                                                            -----------           -----------
        Income (loss) before income tax expense                                  13,124            (1,438,781)

Income tax expense (benefit)                                                      6,019              (562,825)
                                                                            -----------           -----------
Net income (loss)                                                           $     7,105           $  (875,956)
                                                                            ===========           ===========
Basic earnings (loss) per share:
  Net income (loss)                                                         $      0.01           $     (0.90)
  Weighted average number of common shares outstanding                          979,345               974,184
Diluted earnings (loss) per share:
  Net income (loss)                                                         $      0.01           $     (0.90)
  Weighted average number of common shares outstanding                          979,364               974,184


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                        2001                 2000
                                                                        ----                 ----
Interest income:
  Interest and fees on loans                                       $  8,310,657         $  9,284,200
  Interest on mortgage-backed securities                                447,246              509,238
  Interest and dividends on other investment securities               1,018,093            1,304,756
  Interest on deposits in other financial institutions                  256,681               67,586
                                                                   ------------         ------------

        Total interest income                                        10,032,677           11,165,780
                                                                   ------------         ------------
Interest expense:
  Interest on deposits                                                3,797,043            3,632,566
  Advances from Federal Home Loan Bank                                2,731,093            3,000,049
                                                                   ------------         ------------

        Total interest expense                                        6,528,136            6,632,615
                                                                   ------------         ------------

        Net interest income                                           3,504,541            4,533,165

Provision for loan losses                                               210,000            2,440,500
                                                                   ------------         ------------
        Net interest income after provision for loan losses           3,294,541            2,092,665
                                                                   ------------         ------------
Other income:
  Fees and service charges                                              628,236              678,058
  Net gain on sale of investments                                        32,624               10,398
  (Loss) gain on sale of assets                                          (7,787)               2,660
  (Loss) gain on sale of foreclosed real estate                          (1,205)               2,488
  Other income, net                                                      11,499               12,585
                                                                   ------------         ------------
Total other income                                                      663,367              706,189
                                                                   ------------         ------------
Other expenses:
  Salaries and employee benefits                                      1,832,809            1,892,081
  Gain on curtailment of pension plan                                  (478,804)                  --
  Premises and occupancy costs                                          403,758              454,905
  Federal deposit insurance premiums                                     45,544               18,701
  Data processing costs                                                 214,095              205,846
  Advertising costs                                                      94,863              106,560
  Transaction processing costs                                          254,450              263,069
  ATM transaction fees                                                  124,095              129,267
  Legal and professional expenses                                       492,625              275,459
  Other expenses                                                        416,660              395,758
                                                                   ------------         ------------
        Total other expenses                                          3,400,095            3,741,646
                                                                   ------------         ------------

        Income (loss) before income tax expense                         557,813             (942,792)

Income tax expense (benefit)                                            218,617             (374,427)
                                                                   ------------         ------------
Net income (loss)                                                  $    339,196         $   (568,365)
                                                                   ============         ============
Basic earnings (loss) per share:
  Net income (loss)                                                $       0.35         $      (0.58)
  Weighted average number of common shares outstanding                  977,972              987,706
Diluted earnings (loss) per share:
  Net income (loss)                                                $       0.35         $      (0.58)
  Weighted average number of common shares outstanding                  977,982              987,706

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                             Common
                                                                             Stock                            Additional
                                                       Comprehensive       $1.00 par         Treasury           Paid-in
                                                          Income             value             Stock            Capital
                                                          ------             -----             -----            -------
BALANCE, December 31, 2000                                                $ 1,162,313       $(2,699,348)     $ 11,588,778
        Allocation of 4,174 ESOP shares                                            --                --             5,173
        Net income                                      $   339,196                --                --                --
        Net unrealized gains on available for sale
          securities, net of tax of $99,365                 149,048                --                --                --
        Reclassification adjustment for gains
          realized in net income net of tax of
          $13,376                                            19,248                --                --                --
        Stock dividend declared:
          Common stock (12% per share)                                        139,198                --         1,183,183
          Cash in lieu of stock                                                    --                --                --
                                                        -----------
        Comprehensive income                            $   507,492
                                                        ===========       -----------       -----------      ------------
BALANCE, September 30, 2001                                               $ 1,301,511       $(2,699,348)      $12,777,134
                                                                          ===========       ===========       ===========

BALANCE, December 31, 1999                                                $ 1,162,313       $(2,246,618)     $ 11,581,741
        Allocation of 3,898 ESOP shares                                            --                --             8,029
        Net loss                                        $  (568,365)               --                --                --
        Net unrealized gains on available for sale
          securities, net of tax of $60,031                  90,046                --                --                --
        Reclassification adjustment for gains
          realized in net income net of tax of
          $3,667                                              6,731                --                --                --
        Cash dividends declared:
          Common stock ($.19 per share)                                            --                --                --
        Treasury stock purchases, 49,110 shares                                    --          (452,730)               --
                                                        -----------
        Comprehensive loss                              $  (471,588)
                                                        ===========       -----------       -----------      ------------
BALANCE, September 30, 2000                                               $ 1,162,313       $(2,699,348)     $ 11,589,770
                                                                          ===========       ===========       ===========

                                                                                         Accumulated
                                                                                            Other
                                                        Unearned           Retained     Comprehensive
                                                       ESOP Shares         Earnings     (Loss) Income          Total
                                                       -----------         --------     -------------          -----
BALANCE, December 31, 2000                             $  (615,670)      $ 2,377,690     $   (263,831)     $ 11,549,932
        Allocation of 4,174 ESOP shares                     20,340                --               --            25,513
        Net income                                              --           339,196               --           339,196
        Net unrealized gains on available for sale
          securities, net of tax of $99,365                     --                --          149,048           149,048
        Reclassification adjustment for gains
          realized in net income net of tax of
          $13,376                                               --                --           19,248            19,248
        Stock dividend declared:
          Common stock (12% per share)                          --        (1,322,381)              --                --
          Cash in lieu of stock                                 --            (2,656)              --            (2,656)

        Comprehensive income
                                                       -----------       -----------     ------------      ------------
BALANCE, September 30, 2001                            $  (595,330)      $ 1,391,849     $    (95,535)     $ 12,080,281
                                                       ===========       ===========     ============      ============

BALANCE, December 31, 1999                             $  (654,310)      $ 5,543,671     $   (433,508)     $ 14,953,289
        Allocation of 3,898 ESOP shares                     18,990                --               --            27,019
        Net loss                                                --          (568,365)              --          (568,365)
        Net unrealized gains on available for sale
          securities, net of tax of $60,031                     --                --           90,046            90,046
        Reclassification adjustment for gains
          realized in net income net of tax of
          $3,667                                                --                --            6,731             6,731
        Cash dividends declared:
          Common stock ($.19 per share)                         --          (201,821)              --          (201,821)
        Treasury stock purchases, 49,110 shares                 --                --               --          (452,730)

        Comprehensive loss
                                                       -----------       -----------     ------------      ------------
BALANCE, September 30, 2000                            $  (635,320)      $ 4,773,485     $   (336,731)     $ 13,854,169
                                                       ===========       ===========     ============      ============


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                              2001               2000
                                                                              ----               ----
Operating activities:
  Net income (loss)                                                      $    339,196       $    (568,365)
                                                                         ------------       -------------

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation of premises and equipment                                    201,257             244,819
    Amortization of premiums and discounts, net                               (13,644)             (2,550)
    Non cash compensation expense related to MRP Plan                          58,331              99,369
    Non cash compensation expense related to ESOP benefit                      43,693              46,549
    Gain on sale of equity securities                                         (29,883)            (21,544)
    Gain on calls of held to maturity securities                               (2,741)                 --
    Loss on sale of available for sale investment securities                       --               8,877
    Loss on sale of available for sale mortgage-backed securities                  --               2,270
    Provision for loan losses                                                 210,000           2,440,500
    Decrease in other liabilities                                                (601)           (119,517)
    (Decrease) increase in accrued interest payable                          (315,818)            234,429
    Decrease in income taxes payable                                               --             (91,648)
    Increase in deferred income taxes                                          (3,664)           (877,582)
    Decrease (increase) in accrued interest receivable                        219,272            (235,460)
    Gain on curtailment of pension plan                                      (478,804)                 --
    Decrease (increase) in other assets                                       286,664             (73,501)
                                                                         ------------       -------------

        Total adjustments                                                     174,062           1,655,011
                                                                         ------------       -------------

        Net cash provided by operating activities                             513,258           1,086,646
                                                                         ------------       -------------

Investing activities:
  Loan originations                                                       (22,607,125)        (44,464,165)
  Principal payments on loans                                              32,900,536          32,839,123
  Principal payments on mortgage-backed securities available for              412,536             388,190
    sale
  Principal payments on mortgage-backed securities held to maturity         1,019,923             786,931
  Principal payments on investment securities held to maturity                190,431              56,737
  Proceeds from calls of held to maturity investment securities            10,000,000                  --
  Proceeds from calls of available for sale investment securities           3,500,000                  --
  Proceeds from sale of available for sale investment securities                   --             991,126
  Proceeds from sale of available for sale mortgage-backed                         --             593,798
    securities
  Proceeds from sale of equity securities                                     260,893             161,799
  Purchases of available for sale mortgage-backed securities               (3,000,300)                 --
  Purchases of available for sale investment securities                   (10,149,417)            (26,619)
  Purchases of premises and equipment                                         (38,623)           (106,848)
  Redemption of Federal Home Loan Bank stock                                  899,900                  --
                                                                         ------------       -------------
        Net cash provided (used) by investing activities                   13,388,754          (8,779,928)
                                                                         ------------       -------------
Financing activities:
  Net change in advance payments by borrowers for taxes and                  (581,337)           (591,541)
    insurance
  Purchases of MRP shares                                                          --              (1,850)
  Proceeds from Federal Home Loan Bank advances                                    --         147,850,000
  Payments on Federal Home Loan Bank advances                             (10,500,000)       (140,250,000)
  Net increase in Money Market, NOW, and Passbook savings accounts          4,025,371           2,412,689
  Net increase in certificate accounts                                      2,893,853           1,343,467
  Cash paid in lieu of stock dividend                                          (2,657)                 --
  Purchases of treasury stock                                                      --            (452,730)
  Common stock cash dividends paid                                                 --            (201,821)
                                                                         ------------       -------------

        Net cash (used) provided by financing activities                   (4,164,770)         10,108,214
                                                                         ------------       -------------

Net increase in cash and cash equivalents                                   9,737,242           2,414,932
Cash and cash equivalents at beginning of period                            5,871,023           5,198,313
                                                                         ------------       -------------
Cash and cash equivalents at end of period                               $ 15,608,265       $   7,613,245
                                                                         ============       =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                           $     21,400       $     590,825
  Cash paid during the period for interest on deposits and                  6,843,953           6,398,186
    borrowings

Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                 $         --       $     179,149


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

                                                         Three Months Ended
                                                         ------------------
                                            September 30, 2001         September 30, 2000
                                            ------------------         ------------------
Basic earnings (loss) per share:
  Net income (loss)                              $  7,105                  $(875,956)
  Average shares outstanding                      979,345                    974,184
  Earnings (loss) per share                      $   0.01                  $   (0.90)
Diluted earnings (loss) per share:
  Net income (loss)                              $  7,105                  $(875,956)
  Average shares outstanding                      979,345                    974,184
  Stock options                                        19                         --
                                                 --------                  ---------
  Diluted average shares outstanding              979,364                    974,184
  Earnings (loss) per share                      $   0.01                  $   (0.90)

For the three months ended September 30, 2001 and 2000, options to purchase 96,856 and 124,349 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

                                                          Nine Months Ended
                                                          -----------------
                                             September 30, 2001       September 30, 2000
                                             ------------------       ------------------
Basic earnings (loss) per share:
  Net income (loss)                               $339,196                $(568,365)
  Average shares outstanding                       977,972                  987,706
  Earnings (loss) per share                       $   0.35                $   (0.58)
Diluted earnings (loss) per share:
  Net income (loss)                               $339,196                $(568,365)
  Average shares outstanding                       977,972                  987,706
  Stock options                                         10                       --
                                                  --------                ---------
Diluted average shares outstanding                 977,982                  987,706
  Earnings (loss) per share                       $   0.35                $   (0.58)

For the nine months ended September 30, 2001 and 2000, options to purchase 95,896 and 124,349 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                          September 30, 2001
                                                          ------------------
                                                    Amortized                Market
                                                      Cost                   Value
                                                      ----                   -----
U.S. government and government
  agency obligations:
    Due after one and within five years           $   500,000          $   514,690
Corporate Debentures                                  494,222              433,560
Federal Home Loan Mortgage
  Corporation (FHLMC) certificates:
    Due after 10 years                              1,526,851            1,564,719
Government National Mortgage Association
  (GNMA) certificates:
    Due after 10 years                              3,003,591            3,015,362
Federal National Mortgage Association
  (FNMA) certificates:
    Due after 10 years                              1,088,732            1,113,893
Mutual fund investment                             10,737,253           10,736,409
Common stock portfolio                              1,023,372              836,162
                                                  -----------          -----------
                                                  $18,374,021          $18,214,795
                                                  ===========          ===========

Investment securities held to maturity:

                                                         September 30, 2001
                                                         ------------------
                                                   Amortized              Market
                                                      Cost                Value
                                                      ----                -----
U.S. government and government
  agency obligations:
    Due after five and within ten years           $   998,229          $ 1,003,710
    Due after 10 years                              4,615,687            4,630,606
Federal Home Loan Mortgage
  Corporation (FHLMC) certificates:
    Due after five and within ten years             1,856,355            1,947,097
    Due after 10 years                                752,875              745,864
Government National Mortgage Association
  (GNMA) certificates:
    Due after 10 years                              1,262,205            1,289,403
Federal National Mortgage Association
  (FNMA) certificates:
    Due after 10 years                              1,547,355            1,576,016
                                                  -----------          -----------
                                                  $11,032,706          $11,192,696
                                                  ===========          ===========

4. LOANS RECEIVABLE:

Loans receivable are summarized as follows:

                                                September 30,
                                                    2001
                                                    ----
Real estate loans:
1-4 family                                     $ 101,898,639
Construction                                       1,359,888
Commercial real estate                            11,528,348
                                               -------------
                                                 114,786,875

Less- Undisbursed loan proceeds                      396,367
                                               -------------
                                                 114,390,508

Commercial business loans                         12,787,569

Consumer loans:
Home equity                                       12,706,957
Student                                            2,588,888
Automobile                                         2,087,856
Collateral                                           663,853
Credit cards                                         440,426
Personal unsecured/other                             535,648
                                               -------------
                                                  19,023,628
                                               -------------
                                                 146,201,705
Less- Allowance for loan losses                    3,339,047
Deferred loan (costs)/fees                           (50,529)
                                               -------------
                                               $ 142,913,187
                                               =============

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                            Three Months Ended                       Nine Months Ended
                                               September 30,                            September 30,
                                               -------------                            -------------
                                          2001                2000                2001                2000
                                          ----                ----                ----                ----
Balance at beginning of period        $ 3,307,846         $ 1,494,908         $ 3,387,779         $   982,588
Provision for loan losses                  30,000           1,898,500             210,000           2,440,500
Charge-offs                               (25,041)           (848,151)           (328,905)           (878,186)
Recoveries                                 26,242                  --              70,173                 355
                                      -----------         -----------         -----------         -----------
Balance at end of period              $ 3,339,047         $ 2,545,257         $ 3,339,047         $ 2,545,257
                                      ===========         ===========         ===========         ===========

6. DEPOSITS:

Scheduled maturities of the Bank's certificate accounts as of September 30, 2001 are as follows (amounts approximate):

October 1, 2001 to September 30, 2002                               $38,273,201
October 1, 2002 to September 30, 2003                                12,639,797
October 1, 2003 to September 30, 2004                                 4,878,826
October 1, 2004 to September 30, 2005                                 4,101,882
October 1, 2005 and thereafter                                        3,015,226
                                                                    -----------
                                                 TOTAL              $62,908,932
                                                                    ===========

Certificates of $100,000 or more                                    $10,953,688
                                                                    ===========

7. INCOME TAXES:

The income tax expense (benefit) was as follows:

                    Three Months Ended                 Nine Months Ended
                       September 30,                      September 30,
                       -------------                      -------------
                  2001              2000              2001              2000
                  ----              ----              ----              ----
Federal        $   3,723         $(461,327)        $ 174,773         $(307,100)
State              2,296          (101,498)           43,844           (67,327)
               ---------         ---------         ---------         ---------
               $   6,019         $(562,825)        $ 218,617         $(374,427)
               =========         =========         =========         =========

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at September 30, 2001, and December 31, 2000, amounted to $218,436 and $894,683, respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $6,000 and $58,000 during the three and nine months ended September 30, 2001, respectively, compared to $36,000 and $99,000 for the comparable periods of 2000.

The aforementioned approval of the Option Plan made 130,239 options available for grant to directors, employees and others who perform substantial services for the Corporation. As of September 30, 2001, forfeited options on 33,610 shares had been returned to the Plan, and the Corporation had granted 130,486 options. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of September 30, 2001, there had been 568 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

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

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                           For Capital Adequacy           Prompt Corrective
                                   Actual                        Purposes                 Action Provisions
                                   ------                        --------                 -----------------
                                   Amount        Ratio     Amount          Ratio        Amount          Ratio
                                   ------        -----     ------          -----        ------          -----
Total Capital (to Risk
Weighted Assets):
As of
September 30, 2001                 $12,208       11.91%    > $8,197        > 8.0%       > $10,247       > 10.0%
                                                           -               -            -               -
Tier 1 Capital (to Risk
Weighted Assets):
As of
September 30, 2001                 $10,902       10.64%    > $4,099        > 4.0%       > $6,148        > 6.0%
                                                           -               -            -               -
Tier 1 Capital (to
Average Assets):
As of
September 30, 2001                 $10,902       5.48%     > $7,964        > 4.0%       > $9,955        > 5.0%
                                                           -               -            -               -

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $11.9 million as of September 30, 2001. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. FUTURE ACCOUNTING STANDARDS:

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The FASB has also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001 which will be subject immediately to the nonamortization and amortization provisions of this Statement.

The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002.

The FASB has also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

The impact and adoption of these standards is not expected to materially affect the Corporation's financial condition or results of operations.

13. SUBSEQUENT EVENTS

SALE OF WASHINGTON, PENNSYLVANIA BRANCH

The Bank completed the sale of its Washington in-store branch office to Northwest Savings Bank in October 2001, subject to final adjustments. The office was located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank retained the employees of this office to provide continuity of customer service. The sale included $4.5 million in deposits, as well as the fixed assets at such branch location. Prestige Bank expects to record approximately $60,000 in pre-tax gains when the transaction closes in the fourth quarter 2001. All deposits of such branch will continue to be FDIC insured subject to FDIC rules and regulations.

COMMERCIAL LOAN SALE

Subsequent to the close of the third quarter 2001, the Bank completed a packaged commercial loan sale of approximately forty-nine loans to a third party. The total face amount of the loans was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale will result in a $1.9 million reduction of the existing allowance for loan loss at September 30, 2001. Net proceeds of the sale were $2.5 million. Non-performing assets were $6.9 million but would have been $4.3 million at September 30, 2001 had the sale taken place prior to September 30, 2001. For additional non-performing asset information, see the "Financial Condition" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL CONDITION

    Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), one loan to a former director, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of September 30, 2001, the Corporation had outstanding borrowings of $325,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

    At September 30, 2001, the Corporation's total assets amounted to $197.8 million compared with $201.8 million at December 31, 2000. Total net loans and investment securities decreased $10.5 million and $1.9 million, respectively, while cash and cash equivalents increased $9.7 million. This increase in cash and cash equivalents of $9.7 million were primarily attributable to an increase in deposits of $6.9 million and a decrease in net loans of $10.5 million. This was partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $10.5 million. The $1.9 million or 6.1% decrease in investment securities was primarily due to $13.5 million in investments that were called and $1.4 million in principal payments on mortgage-backed securities, which was partially offset by $13.1 million in available for sale investment and mortgage-backed security purchases. The net loan decrease of $10.5 million or 6.8% was attributed to decreases in commercial business and commercial real estate loans of $7.8 million or 24.3% and one-to-four family real estate loans of $1.4 million or 1.4%. Total stockholders' equity amounted to $12.1 million or 6.11% of total assets at September 30, 2001, compared to equity of $11.6 million or 5.72% of total assets at December 31, 2000. The $530,000 increase in stockholders' equity was primarily attributable to net income of $339,000 for the nine months ended September 30, 2001. During 2000, the Board of Directors suspended its cash dividend to preserve capital due to net losses recognized by the Corporation. The Board of Directors of Prestige Bancorp will review paying cash dividends on a quarterly basis.

    The Corporation's nonperforming assets increased $983,000 to $6.9 million at September 30, 2001, compared to $5.9 million at December 31, 2000. The increase was primarily due to a rise in nonperforming commercial business loans from $2.2 million at December 31, 2000 compared to $3.2 million at September 30, 2001. At September 30, 2001, the $3.2 million of nonperforming commercial business loans was comprised of twenty-one loan relationships and $3.2 million of nonperforming commercial real estate loans was comprised of seven loan relationships.

    After the aforementioned commercial loan sale, nonperforming assets would have been $4.3 million. There would have been three non-performing commercial real estate loans totaling $1.8 million and eight commercial business loans totaling $2.0 million. One of the remaining nonperforming commercial business loan relationships would account for $1.4 million or 69.6% of the total nonperforming commercial business loans. This loan has an U.S. Government guarantee of the payment of principal and interest. Currently, this commercial business is in bankruptcy, and management is working closely in the bankruptcy proceedings to protect its interests. Measures continue to be taken to address the remaining $600,000 nonperforming commercial business loans. However, these loans continue to be monitored and reserved under the allowance for loan losses. One of the three remaining commercial real estate nonperforming loan relationships totaling $400,000 has been paid off. There was a $15,000 chargeoff to the allowance for loan loss account for this loan. Management has written down to estimated realized collateral values or has collateral supporting the unreserved balances on the two remaining nonperforming commercial real estate loans. Management recognizes actual workout of these loans may differ from these estimates.

    The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                          SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                              2001               2000               2000
                                              ----               ----               ----
                                                        (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential ..            $   78             $   16             $   85
Construction loans ..............                --                 --                 --
Consumer loans ..................               170                318                244
Commercial real estate ..........             3,170              3,136              2,340
Commercial business loans .......             3,161              2,221                702
                                             ------             ------             ------
  Total nonperforming loans .....             6,579              5,691              3,371
Real estate owned ...............               271                176                179
                                             ------             ------             ------
  Total nonperforming assets ....            $6,850             $5,867             $3,550
                                             ======             ======             ======
  Total nonperforming loans as a
    percentage of total loans ...              4.49%              3.63%              2.06%
                                             ======             ======             ======
  Total nonperforming assets as a
    percentage of total assets ..              3.46%              2.91%              1.69%
                                             ======             ======             ======

RESULTS OF OPERATIONS

    GENERAL--The Corporation's net income for the quarter ended September 30, 2001 was $7,000 or $.01 per diluted share. The net income of $7,000 for the third quarter 2001 was primarily attributable to $1.1 million in net interest income and $214,000 in fees and service charges. This was partially offset by $1.2 million in total other expenses. This compares to a net loss of $876,000 for the three months ended September 30, 2000. This net loss was due to a $1.9 million provision for losses on loans and $1.3 million in total other expenses. These expenses for the three months ended September 30, 2000 were partially offset by $1.5 million in net interest income and an income tax benefit of $563,000.

    Excluding a curtailment gain of $292,000, net of taxes, realized by terminating the Bank's pension plan, net income was $47,000 or $.05 per diluted share for the nine months ended September 30, 2001. The Bank expects to record a settlement loss in the fourth quarter 2001 when the pension plan fulfills its obligations. The net effect of the pension plan termination and settlement should be a gain recorded in fiscal 2001. The $47,000 in net income, excluding the curtailment gain realized by terminating the Bank's pension plan, net of taxes, was attributable to $3.5 million in net interest income and $628,000 in fees and service charges. This was partially offset by $3.9 million in total other expenses. This compares to a net loss of $568,000 for the nine months ended September 30, 2000. This net loss was due to a $2.4 million provision for losses on loans and $3.7 million in total other expenses. These expenses for the nine months ended September 30, 2000 were partially offset by $4.5 million in net interest income, $678,000 in fees and service charges and an income tax benefit of $375,000.

    INTEREST INCOME--The Corporation reported interest income of $3.1 million for the three months ended September 30, 2001, as compared to $3.8 million for the three months ended September 30, 2000. The interest income decrease of $647,000 or 17.1% for the quarter ended September 30, 2001, compared to the same period in the prior year can be attributed to a $580,000 or 18.2% decrease in interest and fees on loans. The decrease of $580,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable and a decrease in average loan balances. The average yield earned on loans receivable, during the quarter ended September 30, 2001, was 7.03% compared to 7.81% for the same period in 2000. Average loan balances for the third quarter 2001 were $148.2 million compared to $163.3 million for the same period in 2000.

    The Corporation reported interest income of $10.0 million for the nine months ended September 30, 2001, as compared to $11.2 million for the nine months ended September 30, 2000. The interest income decrease of $1.2 million or 10.2% for the nine months ended September 30, 2001, compared to the same period in the prior year can be attributed to a $973,000 or 10.5% decrease in interest and fees on loans. The decrease of $973,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable and a decrease in average loan balances. The average yield earned on loans receivable, during the quarter ended September 30, 2001, was 7.30% compared to 7.75% for the same period in 2000. Average loan balances for the nine months ended September 30, 2001 were $151.7 million compared to $159.7 million for the same period in 2000.

    INTEREST EXPENSE--Interest expense decreased $247,000 or 10.6% during the three months ended September 30, 2001 as compared to the same period last year. Average interest-bearing liabilities during the third quarter of 2001 were $185.2 million compared to $193.0 million for the same period in 2000. The weighted average interest rate on interest-bearing liabilities during the third quarter of 2001 was 4.51% compared to 4.84% for the same period in 2000.

    Interest expense decreased $105,000 or 1.6% during the nine months ended September 30, 2001 as compared to the same period last year. This decrease was due to a reduction in average interest-bearing liabilities. Average interest-bearing liabilities during the nine months ended September 30, 2001 was $185.9 million compared to $189.1 million for the same period in 2000.

    PROVISION FOR LOAN LOSSES--During the three and nine months ended September 30, 2001, the Corporation recorded provisions for losses on loans of $30,000 and $210,000, respectively, compared to $1.9 million and $2.4 million for the comparable periods in 2000. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

         - A detailed review of all criticized and impaired loans is performed to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

         - The application of reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, borrowers' experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

         - The application of reserve allocations for all commercial and commercial real estate loans are calculated by using a risk rating system. All loans are assigned risk ratings based upon an internal review. There are ten risk ratings, and each rating has a corresponding reserve factor that is used to calculate the required reserve.

         - The maintenance of a general unallocated reserve occurs in order to provide conservative positioning and protection against unknown events or circumstances that have occurred, but have not yet been identified by the Corporation through its credit administration process. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.

After completion of this process, management evaluates the adequacy of the existing reserve and establishes the provision level for the next month.

    When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the quarter ended September 30, 2001, the Corporation charged off one commercial loan totaling $25,000. During the nine months ended September 30, 2001, the Corporation charged off thirteen consumer loans totaling $228,000, two commercial business loan totaling $75,000 and one commercial real estate loan totaling $25,000.

    Although management utilizes its best judgment in providing for losses, there can be no assurance that the Corporation will not have to increase its provision for loan losses in the future as a result of commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses and the carrying value of its nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Corporation as of June 30, 2001. The Corporation will continue its review of the commercial loan portfolio for any further developments and the allowance for loan loss will be adjusted accordingly.

    The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                         SEPTEMBER 30, 2001        DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                         ------------------        -----------------       ------------------
                                                       % OF                    % OF                     % OF
                                                     LOANS IN                LOANS IN                 LOANS IN
                                                       EACH                    EACH                     EACH
                                                     CATEGORY                CATEGORY                 CATEGORY
                                                     TO TOTAL                TO TOTAL                 TO TOTAL
                                         AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS
                                         ------       -----       ------       -----       ------       -----
                                                                  (DOLLARS IN THOUSANDS)
One-to-four family residential ....      $  167       69.50%      $  179       65.85%      $  160       63.70%
Construction ......................          38        0.93%          29        0.99%          29        1.26%
Commercial business and
  commercial real estate ..........       2,627       16.59%       2,876       20.47%       2,042       23.23%
Consumer:
  Automobile, home equity, student,
    share and other consumer ......          72       12.98%          91       12.69%          90       11.81%
  Allocation to general risk ......         435          --          212          --          224          --
                                         ------      ------       ------      ------       ------      ------
    Total .........................      $3,339      100.00%      $3,387      100.00%      $2,545      100.00%
                                         ======      ======       ======      ======       ======      ======

    OTHER INCOME--Total other income decreased $23,000 and $51,000, excluding net gains and losses on sales of investments, assets and foreclosed real estate, for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These decreases were the result of lower fees and service charges earned.

    OTHER EXPENSES--Total other expenses decreased $31,000 or 2.5% for the quarter ended September 30, 2001 and increased $137,000 or 3.7% for the nine months ended September 30, 2001, excluding the pension plan curtailment gain of $479,000, as compared to the same periods ended September 30, 2000. Major factors for the increases in total other expenses for the nine months ended September 30, 2001 were legal and professional fees associated with rectifying asset quality concerns and regulatory matters. Legal and professional fees increased by $218,000 for the nine months ended September 30, 2001, as compared to the same periods in 2000.

    INCOME TAXES -- The Corporation recorded an income tax expense of $6,000 and $219,000 for the three and nine months ended September 30, 2001, respectively. This compares to a $563,000 and $374,000 income tax benefit for the same periods in the prior year. Such increases in income taxes were due to the Corporation recognizing income before income taxes of $13,000 and $558,000 for the three and nine months ended September 30, 2001, respectively, compared to a loss before income taxes of $1.4 million and $943,000, respectively, for the same periods in 2000

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Corporation, loan repayments concerning loans advanced by the Corporation, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Corporation held at Savings Bank and short-term investments. The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the Investment/Asset and Liability Committee ("ALCO"). In addition, the Savings Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At September 30, 2001, the Savings Bank had $55.8 million borrowed from the FHLB of Pittsburgh pursuant to various term loans with maturities of less than ten years.

    During the nine months ended September 30, 2001, the Corporation's operating activities provided net cash of approximately $513,000. The primary reasons for the $513,000 net cash provided by operating activities during the nine months ended September 30, 2001 were $339,000 in net income, a $287,000 decrease in other assets, a $219,000 decrease in accrued interest receivable, $210,000 in provision for loan losses and $201,000 in depreciation of premises and equipment. This was partially offset by a $479,000 gain in curtailment of the pension plan and a $316,000 decrease in accrued interest payable. During the nine months ended September 30, 2000, the Corporation's operating activities provided net cash of approximately $1.1 million. The primary reasons for the $1.1 million net cash provided during the nine months ended September 30, 2000 were $2.4 million in provision for loan losses and $234,000 increase in accrued interest payable which was partially offset by a $878,000 increase in deferred income taxes and a net loss for the nine months ended September 30, 2000 of $568,000.

    Net cash provided by investing activities was $13.4 million for the nine months ended September 30, 2001. The primary reason for the $13.4 million net cash provided by investing activities was the Corporation received $10.3 million in principal payments on existing loans in excess of new loans originated. Net cash used by investing activities was $8.8 million for the nine months ended September 30, 2000. The primary reason for the $8.8 million net cash used by investing activities was the Corporation originated $11.6 million in new loans in excess of principal payments received on existing loans. This was offset by $1.7 million in sales of investment, mortgage backed and equity securities.

    Net cash used by financing activities for the nine months ended September 30, 2001 was $4.2 million. This was attributable to decreases in net FHLB advances of $10.5 million that was partially offset by increases in total deposits of $6.9 million. Net cash provided by financing activities for the nine months ended September 30, 2000, was $10.1 million. This was attributable to increases in Money Market, Passbook Savings and Transaction accounts of $2.4 million and $7.6 million in net FHLB advances.

    The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At September 30, 2001, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 5.54%, 5.54%, and 11.91%, respectively, which exceeded applicable requirements.

SALE OF WASHINGTON, PENNSYLVANIA BRANCH

    The Bank completed the sale of its Washington in-store branch office to Northwest Savings Bank in October 2001, subject to final adjustments. The office was located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank retained the employees of this office to provide continuity of customer service. The sale included $4.5 million in deposits, as well as the fixed assets at such branch location. Prestige Bank expects to record approximately $60,000 in pre-tax gains when the transaction closes in the fourth quarter 2001. All deposits of such branch will continue to be FDIC insured subject to FDIC rules and regulations. The sale follows the Bank's determination that the Washington, Pennsylvania branch was outside of its targeted geographic market. The Bank expects to save approximately $123,000 annually in compensation and benefits from the sale of this branch.

COMMERCIAL LOAN SALE

    Subsequent to the close of the third quarter 2001, the Bank completed a packaged commercial loan sale of approximately forty-nine loans to a third party. The total face amount of the loans was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale will result in a $1.9 million reduction of the existing allowance for loan loss at September 30, 2001. Net proceeds of the sale were $2.5 million. Non-performing assets were $6.9 million but would have been $4.3 million at September 30, 2001 had the sale taken place prior to September 30, 2001. For additional non-performing asset information, see the "Financial Condition" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Bank will use the proceeds from the sale for reinvestment in bank deposits, loans and investment securities to generate income to partially offset the lost interest income from the loans sold.

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



                                      PRESTIGE BANCORP, INC.

Dated:  November 14, 2001             By: /s/ Mark R. Schoen
                                          ------------------
                                           Mark R. Schoen,
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


Dated:  November 14, 2001             By: /s/ James M. Hein
                                          -----------------------
                                           James M. Hein,
                                           Chief Financial Officer