Form 10-K
period 2001-12-31
PRESTIGE BANCORP INC
filed 2002-04-03
CIK 1011145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 [FEE REQUIRED]
       For the Fiscal Year Ended December 31, 2001

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

      Securities Registered Pursuant to Section 12(g) of the Act:     X
                                                                   -------
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $10.4 million. This figure is based on the reported closing bid in the NASDAQ system of $13.45 per share of the Registrant's Common Stock as of March 21, 2002. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 21, 2002, there were outstanding 1,059,371 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  PRESTIGE BANCORP, INC.

     Prestige Bancorp, Inc. (the "Company" or the "Corporation") was organized as a corporation under the laws of the Commonwealth of Pennsylvania in March 1996 at the direction of the Board of Directors of Prestige Bank, a Federal Savings Bank (the "Savings Bank" or the "Bank") for the purpose of acquiring all of the capital stock to be issued by the Savings Bank in a conversion under and pursuant to the applicable rules and regulations of the Office of Thrift Supervision, Department of the U.S. Treasury (the "OTS") of the charter of the Savings Bank from a federal mutual chartered savings association to a federal stock chartered savings association (the "Conversion"). The Company has received the approval of the OTS to be a savings and loan holding company. Upon completion of the Conversion on June 27, 1996, the Company commenced operations as the holding company of the Savings Bank, then existing as a stock-chartered federal savings association. Any comparison herein of the Company's and the Savings Bank's performance to any period prior to June 27, 1996 is assumed to be a comparison to the performance of the Savings Bank for such period.

     The Company currently conducts business as a unitary savings and loan holding company. As of December 31, 2001, the Company holds the shares of the Savings Bank's common stock acquired in the Conversion, a loan receivable from the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP"), a loan totaling $200,000, debt and equity investments of $854,000, and deposits maintained at the Savings Bank. The Company has borrowed $314,000 from the Savings Bank to support cash levels. The loan is secured in accordance with applicable law. The Company is engaged principally in community banking activities through its savings association subsidiary. At December 31, 2001, the Company had total consolidated assets of $194.8 million, total consolidated deposits of $124.5 million, total consolidated liabilities (including deposits) of $183.0 million and total consolidated equity of $11.8 million.

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

  PRESTIGE BANK, A FEDERAL SAVINGS BANK

     The Savings Bank is a federally chartered savings bank that was organized under the laws of the United States in 1935. The deposits of the Savings Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank conducts business from its executive offices located in Pleasant Hills, Pennsylvania and 4 full-service offices located in Allegheny County. In October 2001, the Savings Bank consummated sale of its Washington in-store branch office, located in Washington County, Pennsylvania, to Northwest Savings Bank. Total deposits at this in-store branch office at the time of the sale were approximately $4.6 million. At December 31, 2001, the Savings Bank had total assets of $193.9 million, total deposits of $124.6 million, total liabilities (including deposits) of $183.3 million and total equity of $10.6 million.

     The Savings Bank's lending operations follow the traditional pattern of primarily emphasizing the origination of one-to-four family residential loans for portfolio retention. However, since 1996, the Savings Bank expanded its loan products by promoting other types of lending in order to meet its customer's demands. These loan products include commercial business loans, commercial real estate loans, construction loans, and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans, cash collateral personal loans and unsecured personal loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. Deposit services offered by the

Savings Bank include passbook savings accounts, tiered money market savings accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit with a minimum maturity of 6 months and a maximum maturity of 5 years. The Savings Bank does not utilize the services of deposit brokers.

     The gross earnings of the Company on a consolidated basis for the fiscal year ending December 31, 2001, by loan category and investment securities are shown on page 53. The gross interest expense of the Company on a consolidated basis for the fiscal year ending December 31, 2001 is shown on page 42. The amounts of the various deposit products of the Company (through its sole subsidiary, the Savings Bank) by category for the fiscal year ending December 31, 2001 are shown on pages 23 through 25.

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

     The Bank completed the sale of its Washington in-store branch office to Northwest Savings Bank in October 2001. The office was located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank retained the employees of this office to provide continuity of customer service. The sale included $4.6 million in deposits, as well as the fixed assets at such branch location. All deposits of such branch continued to be FDIC insured subject to FDIC rules and regulations. The sale follows the Bank's determination that the Washington, Pennsylvania branch was outside of its targeted geographic market. The Bank expects to save approximately $123,000 annually in compensation and benefits from the sale of this branch.

     The Savings Bank operates five automated teller machines ("ATMs"), one at each of the branch offices and one off-site ATM at a local convenience store. The Savings Bank is affiliated with a regional ATM network.

     As of December 31, 2001, the Savings Bank had a staff of 52 employees that consisted of 43 full-time and 9 part-time employees. Full-time equivalent employees averaged 52 in 2001.

     The Savings Bank's principal executive offices are located at 710 Old Clairton Road, Pleasant Hills, Pennsylvania 15236 and its telephone number is
(412) 655-1190.

MERGER AGREEMENT

     On February 7, 2002, Northwest Bancorp, Inc., the holding company for Northwest Savings Bank, and Prestige Bancorp, Inc. entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire Prestige Bancorp and Prestige Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp and Northwest Bancorp are in the process of obtaining regulatory approval from applicable banking regulators to complete the merger. The transaction is expected to be completed by the end of the second calendar quarter of 2002 or the beginning of the third quarter 2002 and is subject to approval by the Prestige Bancorp shareholders and applicable regulatory authorities.

     As part of the terms of the merger agreement, the Company has agreed that from the date of the merger agreement until the completion of the merger it will:

     - generally conduct business in the ordinary course,

     - use reasonable good faith efforts, to (i) preserve the organization, (ii) maintain good relationships with customers and employees, and (iii) preserve its goodwill.

     The Company has also agreed that it will not, without the consent of Northwest Bancorp, Inc.:

     - amend any provision of its basic corporate documents;

     - suffer the imposition of a lien on any share of stock;

     - waive or release any material right or cancel or compromise any material debt or claim;

     - make any changes in its stock;

     - pay dividends;

     - change compensation levels except for normal increases in the ordinary course of business;

     - hire any new employees without consulting with Northwest Bancorp prior to such hiring;

     - add or change any employee benefit plans or increase payments to the plans;

     - merge with any other corporation;

     - sell or lien any substantial assets out of the ordinary course of business or buy a substantial part of another; business, or agree to, or grant an option to any such transaction;

     - add or relocate branches, except for the planned relocation of its Bethel Park branch;

     - borrow money except in the ordinary course of business;

     - change bank policies;

     - acquire any new loan participation or servicing rights;

     - make any new loan, or increase any loan, in excess of $300,000;

     - make a loan or increase a loan if its exposure to any one borrower or affiliated borrowers would exceed $750,000;

     - renew or extend any lease;

     - make capital expenditures over $10,000 individually or $50,000 in the aggregate;

     - generally, purchase any security not rated "A" or higher or with a remaining term of more than five (5) years;

     - make a new loan to an officer or director;

     - materially change the pricing of its deposit or loan accounts;

     - enter into any arrangement not in the ordinary course of business;

     - change its method of accounting;

     - enter into any hedging, futures or other derivative or high risk investments;

     - discharge any lien or pay any obligation other than when due or in the ordinary course of business;

     - take any action that would cause any of its representations in the merger agreement not to be true as of the merger or that could delay the merger;

     - acquire real property (other than foreclosing on residential property) without obtaining a phase one environmental report;

     - settle any claim involving in excess of $50,000 or which involves a precedent which could be material to us;

     - agree to do any of the above.

     The Company agreed to give Northwest Bancorp and its representatives reasonable access to its properties and records and will make its representatives available. The records would be kept confidential and each party will destroy any records obtained from the other if the merger doesn't take place.

     Northwest Bancorp and Northwest Savings Bank will prepare all applications for all necessary Regulatory Approvals will and use their best efforts to obtain as promptly as practicable after the date hereof all Regulatory Approvals necessary or advisable to consummate the transactions contemplated by this Agreement. The Company will furnish Northwest Bancorp with all appropriate accurate information when needed for the applications. The parties will cooperate and consult on such applications and will share copies of all application materials.

     Prestige has also agreed that, after the date of the merger agreement and until it terminates, neither Prestige, nor any of its employees or representatives will, directly or indirectly, initiate, solicit or encourage any inquiries, or have any discussions, concerning an alternate acquisition proposal and it will notify Northwest of all inquiries and proposals that are received. However, the board of directors may furnish information to, or have discussions with, anyone that makes an unsolicited alternate acquisition proposal before the shareholder meeting if the board of directors receives an opinion from its financial advisor that the proposal may be superior to the merger and the advice of independent legal counsel that such action is necessary for the board of directors to comply with its fiduciary duty under applicable law.

     The merger agreement further provides that a liquidated damages fee in the amount of $1.0 million is payable to Northwest by Prestige following the occurrence of:

     - either party's termination of this agreement as a result of Prestige's receipt of a superior offer from a third party and its resulting acceptance thereof or the resulting withdrawal of its recommendation of the Northwest merger agreement, or

     - Prestige's termination of the merger agreement for any reason prior to the date of the special meeting of stockholders to vote on the merger, unless Northwest has materially breached any of its covenants, agreements or representations and warranties and the breach is not timely cured, or unless any government entity issues a nonappealable order prohibiting the merger or regulatory approval is denied or withdrawn at the request of the regulatory authority; provided that the denial or withdrawal is not due to a breach of the merger agreement by Prestige, or

     - Prestige's entering into an agreement with a third party relating to an alternative proposal to acquire the Company or Prestige Bank or the consummation of such an agreement within one (1) year after (1) the termination of the merger agreement by Northwest due to Prestige's material breach of any of its covenants, agreements or representations and warranties and the breach is not timely cured; (2) the failure of the stockholders of Prestige to adopt the merger agreement after the receipt of a competing acquisition proposal; or (3) October 1, 2002 if a meeting of Prestige's stockholders has not been held to vote on the adoption of the merger agreement, or

     - Northwest's termination of the agreement as a result of Prestige's willful breach of any provision of the merger agreement.

     A liquidated damages fee in the amount of $1.0 million is payable to Prestige by Northwest if Northwest Bancorp willfully breaches the merger agreement.

     If demand is made to pay liquidated damages and such damages are timely paid, then the paying party is not liable for any other damages under the merger agreement.

     If the merger takes place, the Company and the Bank will cease to exist as separate entities.

LENDING ACTIVITIES

     General. The Savings Bank's lending operations follow the traditional pattern of primarily emphasizing the origination of one-to-four family residential loans for portfolio retention. However, since 1996, the Savings Bank has expanded its loan products by promoting other types of lending in order to meet its customer's demands. These include commercial business loans, commercial real estate loans, construction loans, and consumer loans, including home equity or home improvement loans, automobile loans, student loans, credit card loans, cash collateral personal loans and unsecured personal loans.

     At December 31, 2001, the Savings Bank's total loan portfolio amounted to $139.2 million, or 71.5% of total assets at that date. The Savings Bank has traditionally concentrated its lending activities on one-to-four family residential mortgages in its primary market. Consistent with this lending orientation, $101.2 million or 72.7% of the Savings Bank's total loan portfolio consisted of one-to-four family residential loans at December 31, 2001.

     Management intends that one-to-four family residential mortgage loans will be the primary lending activity of the Savings Bank. One-to-four family residential mortgages advanced by the Savings Bank were $96.2 million, $103.3 million and $101.2 million at December 31, 1999, 2000 and 2001, respectively. The percentage of one-to-four family mortgages to total loan portfolio, which had been stabilizing in recent years, grew from 65.9% at December 31, 2000, to 72.7% at December 31, 2001. Management is committed to aggressively market the residential mortgage products of the Savings Bank, but management realizes that it can no longer hold for its own portfolio all of the one-to-four family residential mortgages originated by the Bank. This is due to smaller profit margins and often higher interest rate risk concerns. To mitigate these risks, management intends in fiscal year 2002 to continue to sell excess one-to-four family residential mortgage demand originated in fiscal year 2002 in the secondary market. Although such mortgage loans may be sold, the Savings Bank may retain the servicing of such loans and would earn a fee for such activities.

     Consumer loans, which are of shorter maturity and at higher margins above cost of funds, have gone from $17.3 million at December 31, 1999, to $19.9 million at December 31, 2000, to $18.7 million at December 31, 2001. Each of the foregoing figures shows gross loan receivables with no allocation for bad debt reserve or other contra accounts. Management decided to increase home equity loans primarily because this type of loan is secured by real estate through a first or second lien. As a result, home equity loans have risen from to $10.9 million at December 31, 1999 to $12.9 million at December 31, 2000 and 2001. Management has also sought through the promotion of automobile, student and credit card loans to increase consumer loans. The percentage of consumer loans against total loan receivables went from 11.3% at December 31, 1999, to 12.7% at December 31, 2000, to 13.4% at December 31, 2001. Management is committed to further increases in consumer loan balances.

     The Savings Bank pursued a policy prior to fiscal 2000 to grow its commercial business loan and commercial real estate loan portfolio. Commercial business loans and commercial real estate loans balances were $37.0 million at December 31, 1999, $32.1 million at December 31, 2000 and $18.2 million at December 31, 2001. Each of the foregoing figures shows gross loan receivables with no allocation for bad debt reserve or other contra accounts. The percentage of commercial business loans and commercial real estate loans against total loans receivable has changed from 24.1% at December 31, 1999, to 20.5% at December 31, 2000 to 13.1% at December 31, 2001. Management attributes this shift in loan composition to increased efforts to reduce the commercial business and commercial real estate loans in response to asset quality issues within these portfolios. In addition, this loan composition change occurred due to the restrictions placed upon the Savings Bank in the Supervisory Agreement with the OTS whereby limiting new underwriting of commercial business and commercial real estate loans. In the fourth quarter of 2001, the Bank completed a packaged commercial loan sale of approximately forty-nine loans to a third party. The total face amount of the loans was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale resulted in a $1.9 million reduction of the allowance for loan loss. Pursuant to the Supervisory Agreement, the Savings Bank currently has limited opportunities to expand its loans for a business purpose. The Savings Bank continues to review its existing portfolio of commercial business loans, construction loans and commercial real estate loans. Some customers will be asked to seek other lenders at the maturity of their respective loan commitments. To date, the Company has implemented new reporting structures. With these changes, the Company has continued to adjust and improve procedures and continues to closely monitor all policy controls. It is the intent of the Company to work towards a favorable examination from the OTS in the future and have the ability to re-enter the real estate backed commercial loan business.

     By statute, the Savings Bank must limit its commercial business loans to 20% of its total assets provided that amounts in excess of 10% of total assets may be used only for small business loans. As of December 31, 2001, the total asset size of the Savings Bank was $193.9 million and 20% of such number is $38.8 million and 10% of such number is $19.4 million. At December 31, 2001, the Savings Bank had $10.8 million in commercial business loans of which $3.2 million was considered small business loans. The statutory ceiling on commercial real estate loans is substantially higher, i.e. 400% of the Savings Bank's unimpaired capital and surplus, or at December 31, 2001, $47.0 million. At December 31, 2001, the Savings Bank had $7.4 million in commercial real estate loans. Management has underwritten commercial loans that carry a partial U.S. Government guarantee of the payment of principal and interest. Included in the Savings Bank's loan portfolio at December 31, 2001 are $6.4 million of commercial loans that are guaranteed by the U.S. Government.

     The Savings Bank's primary market area consists of southern and southwestern portions of Allegheny County and, to a lesser extent, Washington and Westmoreland Counties. The Savings Bank's residential mortgage loans are primarily secured by properties located in Pennsylvania, and a substantial portion of the real estate mortgage loans are secured by properties located within the Savings Bank's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                               AS OF DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                2001               2000               1999               1998               1997
                          ----------------   ----------------   ----------------   -----------------   ---------------
                           AMOUNT      %      AMOUNT      %      AMOUNT      %      AMOUNT       %     AMOUNT      %
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Real estate loans
  One-to-four
    family(1)...........  $101,203   72.68%  $103,332   65.85%  $ 96,182   62.78%  $  81,284   64.71%  $72,198   73.34%
  Construction..........     1,140     .82      1,551     .99      2,714    1.77       2,270    1.81     2,449    2.49
  Commercial real
    estate(1)...........     7,428    5.33     15,086    9.61     16,061   10.48       7,632    6.08     1,425    1.45
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
    Total...............  $109,771   78.83%  $119,969   76.45%  $114,957   75.03%  $  91,186   72.60%  $76,072   77.28%
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
Commercial business
  loans(1)..............  $ 10,815    7.77%  $ 17,046   10.86%  $ 20,920   13.66%  $  18,712   14.90%  $ 9,565    9.72%
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
Consumer loans
  Home equity loans &
    lines(1)............  $ 12,894    9.26%  $ 12,908    8.22%  $ 10,936    7.14%  $   9,834    7.83%  $ 7,535    7.66%
  Student loans.........     2,490    1.79      2,419    1.54      2,411    1.57       2,263    1.80     2,215    2.25
  Automobile loans(1)...     1,771    1.27      2,739    1.75      2,427    1.58       2,405    1.92     1,967    2.00
  Other consumer
    loans(1)............     1,508    1.08      1,856    1.18      1,559    1.02       1,191     .95     1,076    1.09
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
    Total...............  $ 18,663   13.40%  $ 19,922   12.69%  $ 17,333   11.31%  $  15,693   12.50%  $12,793   13.00%
                          --------   -----   --------   -----   --------   -----   ---------   -----   -------   -----
Total loans
  receivable(1).........  $139,249     100%  $156,937     100%  $153,210     100%  $ 125,591     100%  $98,430     100%
                          ========   =====   ========   =====   ========   =====   =========   =====   =======   =====
  Less:
  Allowance for loan
    losses..............  $  1,167           $  3,387           $    983           $     571           $   403
  Loans in process......       630                148              1,258               1,106             1,857
  Deferred loan (costs)
    fees................       (48)               (15)                 7                  (3)              (11)
                          --------           --------           --------           ---------           -------
Loans receivable, net...  $137,500           $153,417           $150,962           $ 123,917           $96,181
                          ========           ========           ========           =========           =======

---------------

(1) Includes non-performing loans.

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Savings Bank's loan portfolio at December 31, 2001. Demand loans, credit card loans and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Savings Bank's loan portfolio.

                                                            AT DECEMBER 31, 2001
                                        ------------------------------------------------------------
                                        ONE-TO-FOUR   COMMERCIAL    COMMERCIAL
                                         FAMILY(1)    REAL ESTATE    BUSINESS    CONSUMER    TOTAL
                                        -----------   -----------   ----------   --------   --------
                                                               (IN THOUSANDS)
1 year or less........................   $    165       $   79       $ 2,036     $ 1,283    $  3,563
After 1 year through 5 years..........      5,445          259         1,536       4,916      12,156
More than 5 years.....................     96,733        7,090         7,243      12,464     123,530
                                         --------       ------       -------     -------    --------
Total amounts due.....................   $102,343       $7,428       $10,815     $18,663    $139,249
                                         ========       ======       =======     =======    ========
Interest rate terms on amounts
  due after 1 year:
  Fixed...............................   $ 83,583       $2,884       $ 1,368     $11,940    $ 99,775
  Adjustable/Floating.................   $ 18,595       $4,465       $ 7,411     $ 5,440    $ 35,911

---------------

(1) Includes construction loans of $1.14 million for the construction of one-to-four family homes. At the completion of the construction period (scheduled to be less than one year), the loans will convert automatically to a traditional mortgage with maturities in excess of five years.

     Scheduled contractual repayment of loans does not reflect the expected term of the Savings Bank's loan portfolio. The expected average life of loans is substantially less than their contractual terms because of scheduled amortization of principal, prepayments and due-on-sale clauses, which give the Savings Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     LOAN ORIGINATION, PURCHASE AND SALES ACTIVITY. The following table shows the loan origination, purchase and sale activity of the Savings Bank during the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
Total loans at beginning of period.......  $156,937   $153,210   $125,591   $ 98,430   $ 77,364
Loan originations(1):
  Real estate
     One-to-four family..................  $ 23,406   $ 14,613   $ 27,543   $ 25,685   $ 13,982
     Construction........................     1,140      1,313      1,964      2,466      2,948
     Commercial real estate(1)...........       203      1,030      9,738      5,511        475
                                           --------   --------   --------   --------   --------
       Total real estate loans
          originated.....................  $ 24,749   $ 16,956   $ 39,245   $ 33,662   $ 17,405
                                           --------   --------   --------   --------   --------
  Commercial business loans(1)...........  $    774   $ 22,885   $ 24,158   $ 21,872   $ 14,174
                                           --------   --------   --------   --------   --------
  Consumer loans
     Home equity loans and lines of
       credit(1).........................  $  7,241   $  7,195   $  6,276   $  6,987   $  5,762
     Student loans.......................       577        432        515        397        353
     Automobile loans....................       358      1,646      1,237      1,633      1,323
     Other consumer loans(1).............     1,955      2,323      2,052      1,447      1,267
                                           --------   --------   --------   --------   --------
       Total consumer loans originated...  $ 10,131   $ 11,596   $ 10,080   $ 10,464   $  8,705
                                           --------   --------   --------   --------   --------
     Total loans originated..............  $ 35,654   $ 51,437   $ 73,483   $ 65,998   $ 40,284
                                           --------   --------   --------   --------   --------
Deduct:
  Loan principal reductions..............  $(48,887)  $(47,531)  $(45,864)  $(38,587)  $(19,218)
  Loans sold(2)..........................    (4,455)        --         --         --         --
  Transferred to real estate owned.......        --       (179)        --       (250)        --
                                           --------   --------   --------   --------   --------
Subtotal:................................  $(53,342)  $(47,710)  $(45,864)  $(38,837)  $(19,218)
                                           --------   --------   --------   --------   --------
  Net (decrease) increase in loans.......  $(17,688)  $  3,727   $ 27,619   $ 27,161   $ 21,066
                                           --------   --------   --------   --------   --------
  Total loans at end of period...........  $139,249   $156,937   $153,210   $125,591   $ 98,430
                                           ========   ========   ========   ========   ========

---------------

(1) Line of Credit draws are treated as originations.

(2) Certain of these sold loans totaling $986,000 are accounted for as a financing transaction as defined by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of SFAS No. 125." See Note 8 of the "Notes to Consolidated Financial Statements" for further information.

     Applications for residential mortgage and consumer loans are taken at any of the Savings Bank's offices, while commercial business loan, commercial real estate loan and construction loan applications are referred to the appropriate loan officer of the Savings Bank. The Supervisory Agreement continues the restriction imposed on the Bank by the informal directive issued by the OTS on May 17, 2000 not to extend loans for a business purpose except for those business loans which the Bank was committed to extend on or before May 17, 2000 or which were loans in process. The Bank may request that the Regional Director waive this limitation on the extension of an individual commercial loan to a customer. Residential mortgage loan applications are primarily developed from referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate loan and construction loan applications are obtained primarily from previous borrowers as well as referrals. Commercial loan applications arise primarily from referrals.

     The Savings Bank's lending policies allow all one-to-four residential mortgage loans $75,000 or less to be approved with two signatures of the Chief Executive Officer, President, and/or the Chief Financial Officer. One-to-four residential mortgage loans in excess of $75,000 are presented to the Loan Committee that consists of members of management and two outside directors. The former Chief Executive Officer had authority to authorize commercial loans up to and including $150,000. The Loan Committee has been authorized by the Board to grant loans up to $500,000, with loans in excess of this amount required to be presented to the full Board for review and approval. It has been the policy of the Savings Bank's management to present all mortgage loans that are not one-to-four family residential loans to the Loan Committee and/or the Board of Directors for review and approval, and to have the Board of Directors review any loan application which would exceed $500,000. Under applicable regulations, the maximum amount of loans that the Savings Bank may make to any one borrower, including related entities, is limited to 15% of unimpaired capital and surplus, which the legal lending limit amounted to $1.8 million at December 31, 2001. The Savings Bank established in 2001 a new internal policy on loans to any one borrower of $1.2 million or 10% of the Savings Bank's net worth whichever is less.

     The Savings Bank currently is not a purchaser of residential or consumer loans. There are no current intentions to begin purchasing such loans. In 2001, the Savings Bank began servicing a residential portfolio totaling approximately $5.2 million for a nominal monthly fee. At December 31, 2001, one of the Savings Bank's commercial real estate loans was 50% participated by another lender. This loan totaled $1.9 million of which $958,000 was sold to the other lender.

     Real Estate Lending Standards. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines or Real Estate Lending Policies adopted by the Federal banking agencies in December 1992 ("Real Estate Lending Guidelines"). The Real Estate Lending Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Real Estate Lending Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Real Estate Lending Guidelines, among other things, establish the following supervisory LTV limits: land development (75%); construction, commercial and non-residential (80%); improved property (80%) and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral). Consistent with its lending philosophy, the Savings Bank's LTV limits are; construction (80%); land development (75%); residential properties (95% in the case of one-to-four family owner-occupied residences); and commercial real estate (75%). The Savings Bank requires private mortgage insurance on any residential conventional mortgage loan that exceeds a 90% LTV ratio. While the ratios reflected above reflect the range of desired LTV ratio coverages, the Savings Bank will evaluate each applicant and the collateral to secure the loan on a case-by-case basis.

     One-to-Four Family Residential Real Estate Loans. The Savings Bank has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to-four family residences located within its market. At December 31, 2001, $101.2 million or 72.7% of the Savings Bank's total loan portfolio consisted of one-to-four family residential real estate loans, substantially all of which are conventional loans.

     The Savings Bank historically has and continues to emphasize the origination of fixed-rate mortgage loans with terms of up to 30 years and adjustable rate mortgage loans ("ARMs") up to 30 years which provide for periodic adjustments to the interest rate applicable to the loan. The ARMs currently held by the Savings Bank have up to 30-year terms and an interest rate which adjusts every one to five years in accordance with a designated index. Such loans have a 2% cap on any increase or decrease in the interest rate per adjustment period, and there is currently a limit of 4% to 6% on the amount that the interest rate can change over the life of the loan. To attract ARMs from time to time, the Savings Bank will offer initial interest rates below market loan rates.

ARMs generally pose greater credit risk than fixed loans primarily because as interest rates rise, the required periodic payment by the borrower will rise, increasing the potential for default.

     At December 31, 2001, approximately $82.6 million or 81.6% of the one-to-four family residential loans in the Savings Bank's loan portfolio consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 5 to 30 years, it is the Savings Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     Independent appraisers approved by the Savings Bank's Board of Directors make property appraisals on the real estate and improvements securing the Savings Bank's one-to-four family residential loans. Appraisals are performed in accordance with Federal regulations and policies. The Savings Bank obtains title insurance policies on most first mortgage real estate loans it originates. If title insurance is not obtained or is unavailable, the Savings Bank obtains an abstract of title and title opinion. Borrowers also must obtain hazard insurance prior to closing and flood insurance when required by the United States Department of Housing and Urban Development as researched by a third party vendor. Borrowers are not required to escrow funds for real estate taxes but may elect to escrow funds with each monthly payment of principal and interest to a loan escrow account from which the Savings Bank makes disbursements for items such as real estate taxes as they become due.

     As of December 31, 2001 and 2000, the Savings Bank had $496,000 and $16,000 of non-performing one-to-four family residential loans, respectively. During 2001, the Savings Bank did not charge off any one-to-four family residential loans.

     Commercial Real Estate Loans. The Savings Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties (including multi-family complexes). At December 31, 2001, $7.4 million or 5.3% of the Savings Bank's total loan portfolio consisted of loans secured by existing commercial real estate properties. At December 31, 2001, the Savings Bank's commercial real estate loan portfolio consisted of twenty-three loans with an average principal balance of approximately $323,000.

     The Savings Bank's commercial real estate loans are secured by apartment complexes, developed residential lots and small retail establishments primarily located in Pennsylvania. The Savings Bank requires appraisals of all properties. Appraisals are performed by an independent appraiser designated by the Savings Bank, all of which are reviewed by management. The Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     Although terms vary, commercial real estate loans generally are amortized over a maximum period of 15 years. The Savings Bank originates these loans either with fixed interest rates or with interest rates that adjust in accordance with a designated index, which generally is negotiated at the time of origination. It is also the Savings Bank's general policy to obtain personal guarantees on its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more conservative loan-to-value and other underwriting requirements.

     As of December 31, 2001 and 2000, the Savings Bank had $20,000 and $3.1 million of non-performing commercial real estate loans, respectively. This constituted .27% and 20.79% of the commercial real estate loan category for December 31, 2001 and 2000, respectively. During 2001, the Savings Bank charged off $1.6 million of commercial real estate loans that amounted to 13.22% of the average outstanding commercial real estate loan balance for 2001. See Delinquent Loans and Non-Performing Assets under the Asset Quality section for more details.

     Commercial Business Loans. At December 31, 2001, $10.8 million or 7.8% of the Savings Bank's total loan portfolio consisted of loans classified as commercial business loans. The Savings Bank's commercial business loans can be secured or unsecured depending upon the size of the loan and the credit analysis by the Savings Bank of the potential borrower. Lines of credit in excess of $25,000 are generally secured by a pledge of accounts receivable, inventory, equipment and personal guarantees. The Savings Bank's commercial loan portfolio consists of borrowers primarily located in Western Pennsylvania.

     Commercial business loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Fixed equipment may depreciate in value quicker than the principal repayment of the loan. Accounts receivable may prove to be difficult or impossible to collect in sufficient amounts to repay a line of credit. Inventory may disappear due to loss or theft or may decline in value due to age or change in market conditions or technology. The Savings Bank's evaluation of the creditworthiness of a borrower, or the value of a borrower's collateral, may fail to fully assess the risk of the loan in question and lead to a loss.

     As of December 31, 2001 and 2000, the Savings Bank had $1.6 million and $2.2 million of non-performing commercial business loans, respectively. This constituted 14.7% and 13.0% of the commercial business loan category for December 31, 2001 and 2000, respectively. One non-performing loan for $1.4 million carries an U.S. Government guarantee of the payment of principal and interest. During 2001, the Savings Bank charged off $731,000 of commercial business loans that amounted to 5.2% of the average outstanding commercial business loan balance for 2001. See Delinquent Loans and Non-Performing Assets under the Asset Quality section for more details.

     Construction Loans. The Savings Bank will occasionally originate loans to construct primarily one-to-four family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential and commercial properties. These construction lending activities generally are limited to the Savings Bank's primary market area. At December 31, 2001, $1.1 million or .82% of the Savings Bank's total loan portfolio consisted of loans classified as construction loans.

     Prior to making a commitment to fund a construction loan, the Savings Bank's policy requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Savings Bank uses qualified appraisers on all of its construction loans. Designated employees of the Savings Bank also review and inspect each project at the commencement of construction. In addition, the project is inspected by designated inspectors of the Savings Bank prior to every disbursement of funds during the term of the construction loan. Such inspection includes a review for compliance with the construction plan, including materials specifications.

     Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential lending for existing units, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Savings Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Savings Bank will do business and by working with builders with whom it has established relationships or which have quality reputations. As of December 31, 2001 and December 31, 2000, the Savings Bank did not have any non-performing construction loans. During 2001, the Savings Bank did not have any charged off construction loans.

     Consumer Loans. The Savings Bank also offers automobile loans, home equity loans and lines of credit, student loans, deposit account secured loans and unsecured consumer loans. Automobile loans amounted to $1.7 million or 1.3% of the total loans receivable at December 31, 2001. Home equity loans and lines of credit amounted to $12.9 million or 9.3% of the total loans receivable at December 31, 2001. The student loan balance amounted to $2.5 million or 1.8% of the total loans receivable as of such date, deposit account secured loans had outstanding balances of $616,000 or .4% of total loans receivable as of such date and unsecured personal loans (including credit card balances outstanding) stood at $692,000 or .5% of total loans receivable as of such date. The Company has one personal loan totaling $200,000 or .1% of total loans receivable as of December 31, 2001.

     Automobile loans are secured by a lien on the title of the financed vehicle. The terms of the loan may not exceed 60 months. Rates on automobile loans may be fixed or floating. As of December 31, 2001, the entire automobile loan portfolio had fixed rate contracts. Automobile loans involve higher risk since the collateral rapidly depreciates. Defaults during the early months of the loan will likely result in a loss of principal due to the reduced value of the vehicle and the costs of repossession and sale. Automobile loans may be granted for up to 100% of the purchase price including transfer fees and taxes.

     The Savings Bank's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of 5 to 15 years. Home equity lines of credit generally have variable interest rates based on the prime rate and terms of 5 to 15 years. The Savings Bank's home equity loans and home equity lines of credit require loan-to-value ratios of 100% or less after taking into consideration the first mortgage loan.

     The student loans made by the Savings Bank are guaranteed and serviced by the Pennsylvania Higher Education Assistance Agency. A deposit account secured loan is collateralized by deposits equal to no more than 90% of the principal balance of the loans. Unsecured personal loans depend solely on the creditworthiness of the borrower.

     In December 1995, the Savings Bank began issuing consumer credit cards to its existing customer base. Credit card loans outstanding amounted to $456,000 or .3% of the total loans receivable at December 31, 2001.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. During 2001, the Savings Bank charged off $275,000 of consumer loans that amounted to .14% of the average outstanding consumer loan balance for 2001. At December 31, 2001, $203,000 of the remaining consumer loans, including home equity loans, was classified as non-performing. The $203,000 was comprised of $184,000 home equity loans, $10,000 automobile loans, $8,000 credit card loans and $1,000 personal loans.

ASSET QUALITY

     When a borrower fails to make a required payment on a loan, the Savings Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Late notices are sent and/or personal contacts are made. While the Savings Bank generally prefers to work with borrowers to resolve such problems, when a loan becomes 60 days delinquent, the loan is normally classified as substandard and presented to the Classification Committee for evaluation. Following such evaluation if the loan continues to be delinquent past 90 days the Savings Bank generally institutes foreclosure, repossession, setoff or other legal proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Savings Bank does not accrue interest on loans past due 90 days or more.

     Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When a property is acquired, it is recorded at the lower of cost or fair value minus estimated cost to sell the property. Fair value is generally determined through the use of independent appraisals. Any write-downs resulting at acquisition are charged to the allowance for loan losses. All costs incurred in maintaining the Savings Bank's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

     Under accounting principles generally accepted in the United States, the Savings Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Savings Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Savings Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. For the year ended December 31, 2001, the Savings Bank had no troubled debt restructurings and had no interest income arising from troubled debt restructuring. According to the Supervisory Agreement, the OTS must approve all troubled debt restructurings.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Savings Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                             DECEMBER 31, 2001                       DECEMBER 31, 2000
                         ---------------------------------------------------------   -----------------
                                                                    90 DAYS OR
                            30-59 DAYS          60-89 DAYS            GREATER           30-59 DAYS
                         -----------------   -----------------   -----------------   -----------------
                                  PERCENT             PERCENT             PERCENT             PERCENT
                                  OF LOAN             OF LOAN             OF LOAN             OF LOAN
                         AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                         ------   --------   ------   --------   ------   --------   ------   --------
                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
One-to-four family
  residences...........  $1,496     1.48%    $   --       --%    $  496     .49%     $2,778     2.69%
Construction loans.....      --       --         --       --         --       --         --       --
Commercial real estate
  loans................      --       --         --       --         20      .27        764     5.06
Commercial business
  loans................   1,239    11.46      4,752    43.94      1,576    14.57      5,301    31.10
Consumer loans.........      31      .17         46      .25        203     1.09         16      .08
                         ------              ------              ------              ------
  Total................  $2,766              $4,798              $2,295              $8,859
                         ======              ======              ======              ======

                                 DECEMBER 31, 2000
                         -------------------------------------
                                                90 DAYS OR
                            60-89 DAYS            GREATER
                         -----------------   -----------------
                                  PERCENT             PERCENT
                                  OF LOAN             OF LOAN
                         AMOUNT   CATEGORY   AMOUNT   CATEGORY
                         ------   --------   ------   --------
                                (DOLLARS IN THOUSANDS)
Real estate loans:
One-to-four family
  residences...........   $470       .45%    $   16      .02%
Construction loans.....     --        --         --       --
Commercial real estate
  loans................    128       .85      3,136    20.79
Commercial business
  loans................     --        --      2,221    13.03
Consumer loans.........     10       .05        318     1.60
                          ----               ------
  Total................   $608               $5,691
                          ====               ======

                                                              DECEMBER 31, 1999
                                         -----------------------------------------------------------
                                            30-59 DAYS          60-89 DAYS       90 DAYS OR GREATER
                                         -----------------   -----------------   -------------------
                                                  PERCENT             PERCENT               PERCENT
                                                  OF LOAN             OF LOAN               OF LOAN
                                         AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT    CATEGORY
                                         ------   --------   ------   --------   -------   ---------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
One-to-four family residences..........  $ 708       .74%     $166       .17%    $  327       .34%
Construction...........................     --        --       128      4.72         49      1.81
Commercial real estate.................  1,589      9.89       406      2.53        458      2.85
Commercial business loans..............    765      3.66        26       .12        131       .63
Consumer loans.........................    139       .80         9       .05        162       .93
                                         ------               ----               ------
  Total................................  $3,201               $735               $1,127
                                         ======               ====               ======

     At December 31, 2001, the $4.8 million of commercial business loan delinquencies 60-89 days primarily consisted of one loan totaling $4.7 million. This loan carries an 80% U.S. Government guarantee of the payment of principal. In the fourth quarter of 2001, the Bank completed a packaged commercial loan sale of approximately forty-nine loans to a third party. The total face amount of the loans was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale resulted in a $1.9 million reduction of the allowance for loan loss. Non-accrual loans fell from $6.6 million at September 30, 2001 to $2.3 million at December 31, 2001. The increase in payment delinquencies since 1999 has greatly contributed to the increases in loan charge-offs, legal expenses and consultant expenses.

     Non-Performing Assets. The following table sets forth the amounts and categories of the Savings Bank's non-performing assets at the dates indicated. The Savings Bank had no loans during the periods indicated below which should be classified as troubled debt restructurings.

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                        2001     2000     1999    1998   1997
                                                       ------   ------   ------   ----   ----
                                                               (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential(1)....................  $  496   $   16   $  327   $483   $589
Construction loans(2)................................      --       --       49     --     --
Commercial real estate(3)............................      20    3,136      458     99     --
Commercial business loans(4).........................   1,589    2,221      131     --      7
Consumer loans(5)....................................     203      318      162    116     15
                                                       ------   ------   ------   ----   ----
  Total nonperforming loans..........................   2,308    5,691    1,127    698    611
Real estate owned....................................     271      176      207    205     --
                                                       ------   ------   ------   ----   ----
  Total nonperforming assets.........................  $2,579   $5,867   $1,334   $903   $611
                                                       ======   ======   ======   ====   ====
Total nonperforming loans as a percentage of total
  loans..............................................    1.66%    3.63%     .74%   .56%   .63%
                                                       ======   ======   ======   ====   ====
Total nonperforming assets as a percentage of total
  assets.............................................    1.32%    2.91%     .67%   .51%   .43%
                                                       ======   ======   ======   ====   ====

---------------

(1) Consists of five loans at December 31, 2001, two loans at December 31, 2000, ten loans at December 31, 1999, seven loans at December 31, 1998 and eleven loans at December 31, 1997.

(2) Consists of one loan at December 31, 1999.

(3) Consists of one loan at December 31, 2001, five loans at December 31, 2000, one loan at December 31, 1999 and one loan at December 31, 1998.

(4) Consists of four loans at December 31, 2001, eight loans at December 31, 2000, six loans at December 31, 1999 and one loan at December 31, 1997.

(5) Consists of eleven loans at December 31, 2001, sixteen loans at December 31, 2000, nine loans at December 31, 1999, five loans at December 31, 1998 and nine loans at December 31, 1997.

     The Savings Bank's total non-performing assets have decreased from $5.9 million or 2.90% of total assets at December 31, 2000 to $2.6 million or 1.3% of total assets at December 31, 2001. The $3.3 million decrease in total non-performing assets between December 31, 2000 and 2001 principally reflects a decrease in non-performing commercial real estate loans of $3.1 million and in commercial business loans of $632,000. The aforementioned commercial loan sale in the fourth quarter 2001 reduced nonperforming commercial business and real estate loans by approximately $2.6 million. One non-performing commercial business relationship accounts for $1.4 million or 85.2% of the remaining total non-performing commercial business loans. The $1.4 million has an U.S. Government guarantee of the payment of principal. Currently, this commercial business is in bankruptcy and management is working closely in the bankruptcy proceedings to protect its interests.

     The Savings Bank's total non-performing assets increased from $1.3 million or .67% of total assets at December 31, 1999 to $5.9 million or 2.9% of total assets at December 31, 2000. The $4.6 million increase in total non-performing assets between December 31, 1999 and 2000 principally reflects an increase in non-performing commercial real estate loans of $2.7 million and in commercial business loans of $2.1 million. One non-performing commercial business relationship accounted for $1.6 million or 73.3% of the total non-performing commercial business loans. The $1.6 million has an U.S. Government guarantee of the payment of principal and interest. Currently, this commercial business is in bankruptcy and management is working closely in the bankruptcy proceedings to protect its interests.

     At December 31, 2001, 2000, and 1999 approximately $230,000, $359,000, and
$65,000 in interest income, respectively, would have been recorded in the period then ended on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. At December 31, 2001, the Savings Bank had no accruing loans greater than 90 days delinquent.

     Allowance for Loan Losses. An allowance for loan losses is maintained at a level which is deemed appropriate based upon a comprehensive methodology and procedural discipline that is updated on a monthly basis. The calculation methodology for this allowance is described in the Results of Operations section under Provision for Loan Losses on pages 55 and 56. Provisions for loan losses that are charged against income increase the allowance. Although management utilizes its best judgment in providing for losses, there can be no assurance that the Savings Bank will not have to increase its provision for loan losses in the future as a result of further developments with higher risk commercial and consumer loans, future changes in the economy or for other adverse reasons that are discovered from the loan loss analysis performed monthly. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's provision for loan losses and the carrying value of its other non-performing assets based on their judgments from information available at the time of their examination. There can be no assurance that bank regulators will agree with the Savings Bank on the systematic methodology for determining the adequacy of the allowance for loan losses during future examinations. The Savings Bank could be required by bank regulators to increase its allowance for loan losses in addition to the loan loss reserves set by management, thereby negatively affecting the Savings Bank's financial condition and earnings at that time. The Savings Bank was last examined by the OTS as of June 30, 2001.

     Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes previous OTS proposed guidance, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the dollar value of the portfolio that is classified doubtful must be accounted for in the allowance of the institution; (ii) 15% of the dollar value of the portfolio that is classified substandard must be accounted for in the allowance of the institution; (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date must be accounted for in the allowance of the institution, and (iv) in the cases where the institution has an insufficient basis for determining this amount, an examiner may use industry average net charge-off rate for nonclassified loans and leases (based on a study of the Federal Reserve Board a rate of .50% for risk-weighted "pass" loans and 3% for special mention loans is acceptable). While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

     Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. At December 31, 2001, the Savings Bank had $5.3 million assets classified as "substandard" and $1.1 million of assets that were classified as "doubtful" and no loans classified as "loss."

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                             2001       2000       1999       1998      1997
                                           --------   --------   --------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Average total loans......................  $148,835   $159,729   $138,138   $111,809   $89,303
                                           ========   ========   ========   ========   =======
Allowance for loan losses, beginning of
  year...................................  $  3,387   $    983   $    571   $    403   $   307
Charged-off loans(1).....................    (2,614)    (3,983)       (26)       (41)       (8)
Recoveries on loans previously charged
  off....................................       109          4         --         --        --
Provision for loan losses................       285      6,383        438        209       104
                                           --------   --------   --------   --------   -------
Allowance for loan losses, end of
  period.................................  $  1,167   $  3,387   $    983   $    571   $   403
                                           ========   ========   ========   ========   =======
Net loans charged-off to average loans...      1.68%      2.49%       .02%       .04%      .01%
                                           ========   ========   ========   ========   =======
Allowance for loan losses to total
  loans..................................       .84%      2.16%       .64%       .45%      .42%
                                           ========   ========   ========   ========   =======
Allowance for loan losses to
  nonperforming loans....................     50.56%     59.52%     87.22%     81.81%    65.96%
                                           ========   ========   ========   ========   =======

---------------

(1) Consists of $1.6 million of commercial real estate loans, $731,000 of commercial business loans and $275,000 of consumer loans in 2001; consists of $3.0 million of commercial business loans, $989,000 of commercial real estate loans, $16,000 of consumer loans and $5,000 of one-to-four family residential mortgage loans in 2000; consists of $26,000 of consumer loans in 1999; consists of $22,000 of one-to-four family residential mortgage loans and $19,000 of consumer loans in 1998; and consists of $8,000 of consumer loans in 1997.

     The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                         DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                     2001                 2000                1999                1998                1997
                              ------------------   ------------------   -----------------   -----------------   -----------------
                                          % OF                 % OF                % OF                % OF                % OF
                                        LOANS IN             LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                          EACH                 EACH                EACH                EACH                EACH
                                        CATEGORY             CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                        TO TOTAL             TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                              AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                              ------    --------   ------    --------   ------   --------   ------   --------   ------   --------
                                                                    (DOLLARS IN THOUSANDS)
One-to-four family
  residential...............  $  196      72.68%   $  179      65.85%    $169      62.78%    $150      64.71%    $108      73.34%
Construction................      38        .82        29        .99       16       1.77        5       1.81        4       2.49
Commercial business and
  commercial real estate....     716      13.10     2,876      20.47      638      24.14      346      20.98      224      11.17
Consumer:
  Automobile, home equity,
    student, share and other
    consumer................     117      13.40        91      12.69       72      11.31       70      12.50       67      13.00
  Allocation to general
    risk....................     100         --       212         --       88         --       --         --       --         --
                              ------     ------    ------     ------     ----     ------     ----     ------     ----     ------
    Total...................  $1,167     100.00%   $3,387     100.00%    $983     100.00%    $571     100.00%    $403     100.00%
                              ======     ======    ======     ======     ====     ======     ====     ======     ====     ======

INVESTMENT ACTIVITIES

     General. The Company's Board of Directors has given authority to the Investment Committee of the Savings Bank to manage the investment activities of the Company. Investment activity at the Company is minimal. The Company has chosen to invest in several debt and equity securities. The aggregate market value of these investments, at December 31, 2001, is $854,000. These investments were selected on management's belief that the value would appreciate. These debt and equity investments represent .4% of the total consolidated assets of the Company and 2.7% of the total consolidated investment securities of the Company. Excess funds at the Company level are deposited into a money market account maintained at the Savings Bank.

     The Savings Bank's investment activities are managed by the Investment Committee designated by the Board of Directors of the Savings Bank. These activities are conducted in accordance with a written investment policy that is reviewed and approved by the Board of Directors at least annually. The Savings Bank's Asset and Liability Committee has been designated to work with management and the Board to implement and achieve investment plan goals and to report at least quarterly to the Board in conjunction with its review of the Savings Bank's overall gap and interest rate risk position. As reflected in its investment policy, the Savings Bank's primary investment objective is to maximize income while providing an appropriate balance of high quality, diversified investments and be consistent with the Bank's liquidity and safety requirements. Accordingly, the Savings Bank seeks a competitive return from its investments, but the rate of return is only one consideration which is weighed against the Savings Bank's other goals and objectives of liquidity and operating in a manner deemed by the Board to reflect safety and soundness.

     Cash and Cash Equivalents. Consolidated cash and cash equivalents increased by $9.8 million between December 31, 2000 and December 31, 2001. As of December 31, 2001, the consolidated cash and cash equivalents of the Company amounted to $15.7 million or 8.1% of assets, of which $14.5 million was invested in interest-bearing accounts with the FHLB of Pittsburgh withdrawable on demand. The increase of $9.8 million in cash and cash equivalents during fiscal 2001 was primarily attributable to the $15.9 million reduction in net loans receivable and the $2.7 million increase in deposits. This was partially offset by a $10.5 million decline in FHLB advances.

     From December 31, 1999 to December 31, 2000, cash and cash equivalents of the Savings Bank increased by $673,000. At December 31, 2000, cash and cash equivalents of the Savings Bank amounted to $5.9 million or 2.9% of total assets. The largest component in this category is interest-bearing deposits in banks, which amounted to $4.6 million at December 31, 2000. The majority of such deposits were made with the FHLB of Pittsburgh. The $673,000 increase in cash and cash equivalents during fiscal 2000 was primarily attributable to a $4.2 million reduction in investment securities and $3.3 million and $1.3 million increases in FHLB of Pittsburgh advances and deposits, respectively. This was partially offset by the $2.5 million growth in net loans receivable and the net loss for the year ended of $3.0 million.

     Investment Securities and Mortgage-Backed Securities. As a savings and loan holding company, with majority ownership in one savings association that meets the requirement of a qualified thrift lender due to the level of its residential mortgage lending activities, the Company has broad investment powers. Other than 100% ownership of the Savings Bank, the Company has chosen only to maintain the loan to the ESOP, a loan totaling $200,000, to invest in debt and equity securities with a market value totaling $854,000 at December 31, 2001, interest-bearing deposits of $29,000, other assets of $160,000 and to deposit the majority of the remaining funding of the Company in a money market and checking account maintained at the Savings Bank. Funds on deposit with the Savings Bank are used for either loans or investment securities as determined by the Savings Bank.

     The Savings Bank has authority to invest in various types of assets. The Savings Bank's Investment Committee appointed by the Board is authorized by the Board to: purchase or sell U.S. Government securities and securities issued by agencies thereof; purchase, sell or trade any securities qualifying as eligible liquidity; purchase mortgage-related securities; purchase participations in the secondary mortgage market; purchase whole loan packages eligible for investment by the Savings Bank; invest in repurchase agreements secured by securities eligible for investment by the Savings Bank; invest in mutual funds restricted to authorized investments; invest in state, county or municipal securities eligible for investment by the Savings Bank; invest in domestic certificates of deposits with only institutions with FDIC insurance coverage; invest in deposits with the FHLB of Pittsburgh and other authorized investments; invest in various corporate securities and bonds that have at least an "AA" rating by Standard & Poor's; and invest in various other mutual funds and certain equity issues as authorized by the Board. The Board of the Savings Bank does not permit investments in highly speculative securities.

     The Savings Bank's investments are all classified as "held to maturity" or "available for sale" upon acquisition based upon the Savings Bank's intent and ability to hold such investments to maturity at the time of investment in accordance with generally accepted accounting principles. The investment securities and mortgage-backed securities of the Savings Bank which are classified as "held to maturity" are carried at amortized cost, with any discount or premium amortized to maturity. The investment securities and mortgage-backed securities of the Savings Bank which are classified as "available for sale" are carried at fair value and are repriced monthly. All mutual fund investments are classified as investments available for sale.

     The Savings Bank maintains a portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and Federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The full faith and credit of the United States does not back FHLMC and FNMA securities, but because the FHLMC and FNMA are U.S. Government sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development that is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as repayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of their payment guarantees or credit enhancements that offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans.

     The following tables set forth certain information relating to the Company's and Savings Bank's investment and mortgage-backed securities portfolio at the dates indicated:

                                                             DECEMBER 31,
                                    ---------------------------------------------------------------
                                           2001                  2000                  1999
                                    -------------------   -------------------   -------------------
                                    AMORTIZED     % OF    AMORTIZED     % OF    AMORTIZED     % OF
                                       COST      TOTAL       COST      TOTAL       COST      TOTAL
                                    ----------   ------   ----------   ------   ----------   ------
                                                        (DOLLARS IN THOUSANDS)
HELD TO MATURITY
Investment securities:
  U.S. Government securities......  $       --       --%  $       --       --%  $    1,001     5.93%
  Federal agency obligations......       1,109   100.00       15,805   100.00       15,874    94.07
                                    ----------   ------   ----------   ------   ----------   ------
     Total investment
       securities.................  $    1,109   100.00%  $   15,805   100.00%  $   16,875   100.00%
                                    ==========   ======   ==========   ======   ==========   ======
Average remaining contractual life
  of investment securities........  14.77 yrs.            11.03 yrs.            11.61 yrs.
                                    ==========            ==========            ==========
Mortgage-backed securities:
  GNMA............................  $    1,165    23.01%  $    1,516    23.55%  $    1,738    23.22%
  FHLMC...........................       2,446    48.30        3,195    49.63        3,862    51.59
  FNMA............................       1,453    28.69        1,727    26.82        1,886    25.19
                                    ----------   ------   ----------   ------   ----------   ------
     Total mortgage-backed
       securities.................  $    5,064   100.00%  $    6,438   100.00%  $    7,486   100.00%
                                    ==========   ======   ==========   ======   ==========   ======

                                                             DECEMBER 31,
                                    ---------------------------------------------------------------
                                           2001                  2000                  1999
                                    -------------------   -------------------   -------------------
                                    AMORTIZED     % OF    AMORTIZED     % OF    AMORTIZED     % OF
                                       COST      TOTAL       COST      TOTAL       COST      TOTAL
                                    ----------   ------   ----------   ------   ----------   ------
                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Investment securities:
  Federal agency obligations......  $      500     3.90%  $    4,000    63.12%  $    4,000    53.49%
  U.S. Government securities......          --       --           --       --        1,001    13.38
  Corporate debentures............         494     3.85          494     7.80          494     6.60
  Marketable equity securities....      11,824    92.25        1,843    29.08        1,984    26.53
                                    ----------   ------   ----------   ------   ----------   ------
     Total investment
       securities.................  $   12,818   100.00%  $    6,337   100.00%  $    7,479   100.00%
                                    ==========   ======   ==========   ======   ==========   ======
Average remaining contractual life
  of investment securities(1).....  14.48 yrs.             6.93 yrs.             5.24 yrs.
                                    ==========            ==========            ==========
Mortgage-backed securities:
  GNMA............................  $    9,940    79.80%  $       --       --%  $       --       --%
  FHLMC...........................       1,447    11.62        1,788    59.32        1,981    46.85
  FNMA............................       1,069     8.58        1,226    40.68        2,248    53.15
                                    ----------   ------   ----------   ------   ----------   ------
     Total mortgage-backed
       securities.................  $   12,456   100.00%  $    3,014   100.00%  $    4,229   100.00%
                                    ==========   ======   ==========   ======   ==========   ======

---------------
(1) Marketable equity securities have no stated maturity, therefore, are excluded from the average remaining contractual life calculation.

     The composition and maturities of the investment securities portfolio by contractual maturity at December 31, 2001, are indicated in the following table:

                                                      DUE IN
                                   ---------------------------------------------
                                   LESS THAN    1 TO 3      3 TO 5       OVER                  TOTALS
                                    1 YEAR       YEARS       YEARS      5 YEARS          DECEMBER 31, 2001
                                   ---------   ---------   ---------   ---------   ------------------------------
                                   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED    FAIR     CARRYING
                                     COST        COST        COST        COST        COST       VALUE     VALUE
                                   ---------   ---------   ---------   ---------   ---------   -------   --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Government securities and
  Federal agency obligations.....   $    --      $500        $ --       $1,109      $ 1,609    $ 1,629   $ 1,620
Corporate debentures.............        --        --          --          494          494        456       456
Marketable equity securities.....    11,824        --          --           --       11,824     11,653    11,653
                                    -------      ----        ----       ------      -------    -------   -------
Total investment securities......   $11,824      $500        $ --       $1,603      $13,927    $13,738   $13,729
                                    =======      ====        ====       ======      =======    =======   =======
Weighted average yield...........      3.42%     6.48%        N/A         5.13%        3.90%       N/A       N/A
                                    =======      ====        ====       ======      =======    =======   =======

     The weighted yield for investment securities including held to maturity and available for sale is based upon historical amortized cost balances.

     The actual maturity of the Company's consolidated investment securities may differ from contractual maturity since certain of the Company's consolidated investment securities are subject to call provisions that allow the issuer to accelerate the maturity date of the security.

     The Savings Bank's investment securities portfolio at December 31, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Savings Bank's equity, excluding those issued by the U. S. Government or its agencies.

     The following table sets forth the contractual maturities of the Company's and the Savings Bank's mortgage-backed securities at December 31, 2001.

                                                      DUE IN
                       ---------------------------------------------------------------------
                       LESS THAN    1 TO 3      3 TO 5      5 TO 10    10 TO 20     OVER 20                TOTALS
                        1 YEAR       YEARS       YEARS       YEARS       YEARS       YEARS           DECEMBER 31, 2001
                       ---------   ---------   ---------   ---------   ---------   ---------   ------------------------------
                       AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED    FAIR     CARRYING
                         COST        COST        COST        COST        COST        COST        COST       VALUE     VALUE
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   -------   --------
                                                               (DOLLARS IN THOUSANDS)
GNMA.................    $ --        $ --        $ --       $   --      $  483      $10,622     $11,105    $11,070   $11,062
FHLMC................      --          --          --        1,738       2,155           --       3,893      3,957     3,901
FNMA.................      --          --          --           --       2,522           --       2,522      2,522     2,527
                         ----        ----        ----       ------      ------      -------     -------    -------   -------
Total................    $ --        $ --        $ --       $1,738      $5,160      $10,622     $17,520    $17,549   $17,490
                         ====        ====        ====       ======      ======      =======     =======    =======   =======
Weighted Average
  Yield..............     N/A         N/A         N/A         6.13%       6.36%        4.77%       5.37%       N/A       N/A
                         ====        ====        ====       ======      ======      =======     =======    =======   =======

     The weighted yield for investment securities including held to maturity and available for sale is based upon historical amortized cost balances.

     The following table sets forth the contractual maturities of the Company's and the Savings Bank's securities classified as held to maturity at December 31, 2001.

                                                      DUE IN
                       ---------------------------------------------------------------------
                       LESS THAN    1 TO 3      3 TO 5      5 TO 10    10 TO 20     OVER 20               TOTALS
                        1 YEAR       YEARS       YEARS       YEARS       YEARS       YEARS           DECEMBER 31, 2001
                       ---------   ---------   ---------   ---------   ---------   ---------   -----------------------------
                       AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED    FAIR    CARRYING
                         COST        COST        COST        COST        COST        COST        COST      VALUE     VALUE
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ------   --------
                                                              (DOLLARS IN THOUSANDS)
U.S. Gov't & Agency
  Securities.........    $ --        $ --        $ --       $   --      $1,109       $ --       $1,109     $1,118    $1,109
FHLMC Certificates...      --          --          --        1,738         708         --        2,446      2,502     2,446
GNMA Certificates....      --          --          --           --         483        682        1,165      1,173     1,165
FNMA Certificates....      --          --          --           --       1,453         --        1,453      1,448     1,453
                         ----        ----        ----       ------      ------       ----       ------     ------    ------
Total................    $ --        $ --        $ --       $1,738      $3,753       $682       $6,173     $6,241    $6,173
                         ====        ====        ====       ======      ======       ====       ======     ======    ======
Weighted Average
  Yield..............     N/A         N/A         N/A         6.13%       6.56%      6.50%        6.43%       N/A       N/A
                         ====        ====        ====       ======      ======       ====       ======     ======    ======

     The weighted yield for investment securities including held to maturity and available for sale is based upon historical amortized cost balances.

     The actual maturity of the Company's consolidated investment securities may differ from contractual maturity since certain of the Company's consolidated investment securities are subject to call provisions that allow the issuer to accelerate the maturity date of the security.

     The following table sets forth the contractual maturities of the Company's and the Savings Bank's securities classified as available for sale at December 31, 2001.

                                                      DUE IN
                       ---------------------------------------------------------------------
                       LESS THAN    1 TO 3      3 TO 5      5 TO 10    10 TO 20     OVER 20                TOTALS
                        1 YEAR       YEARS       YEARS       YEARS       YEARS       YEARS           DECEMBER 31, 2001
                       ---------   ---------   ---------   ---------   ---------   ---------   ------------------------------
                       AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED    FAIR     CARRYING
                         COST        COST        COST        COST        COST        COST        COST       VALUE     VALUE
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   -------   --------
                                                               (DOLLARS IN THOUSANDS)
Marketable Equity
  Securities.........   $11,824      $ --        $ --        $ --       $   --      $    --     $11,824    $11,653   $11,653
U.S. Gov't & Agency
  Securities.........        --       500          --          --           --           --         500        511       511
Corporate
  debentures.........        --        --          --          --           --          494         494        456       456
FHLMC Certificates...        --        --          --          --        1,447           --       1,447      1,455     1,455
GNMA Certificates....        --        --          --          --           --        9,940       9,940      9,897     9,897
FNMA Certificates....        --        --          --          --        1,069           --       1,069      1,074     1,074
                        -------      ----        ----        ----       ------      -------     -------    -------   -------
Total................   $11,824      $500        $ --        $ --       $2,516      $10,434     $25,274    $25,046   $25,046
                        =======      ====        ====        ====       ======      =======     =======    =======   =======
Weighted Average
  Yield..............      3.42%     6.48%        N/A         N/A         6.04%        4.54%       4.40%       N/A       N/A
                        =======      ====        ====        ====       ======      =======     =======    =======   =======

     The weighted yield for investment securities including held to maturity and available for sale is based upon historical amortized cost balances.

     The actual maturity of the Company's consolidated investment securities may differ from contractual maturity since certain of the Company's consolidated investment securities are subject to call provisions that allow the issuer to accelerate the maturity date of the security.

     At December 31, 2001, the weighted average contractual maturity of all of the Savings Bank's mortgage-backed securities was approximately 23 years and the weighted average yield on the mortgage-backed securities portfolio was 5.37%. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because to the extent that the Savings Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 2001, of the $17.5 million of mortgage-backed securities, an aggregate of $6.4 million were secured by fixed-rate mortgage loans and an aggregate of $11.1 million were secured by adjustable-rate mortgage loans.

     In February 1992, the OTS adopted a policy statement which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk" mortgage securities, are not suitable investments for depository institutions, must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. The Savings Bank has no "high-risk" mortgage securities at December 31, 2001 and has no present intention to invest in such products.

SOURCES OF FUNDS

     General. The principal source of funds for the Company is the repayment of the loan to the ESOP, loan repayments, interest and dividends on its debt and equity investments (including its ownership of all of the capital stock of the Savings Bank) and interest paid on deposits maintained at the Savings Bank. The Savings Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Savings Bank's branch offices. The Savings Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities. The Savings Bank has also borrowed from the FHLB of Pittsburgh. Loan contractual payments are a relatively stable source of funds, while loan prepayments and deposits inflows and outflows are significantly influenced by general interest rates and money market conditions.

     Deposits. The Savings Bank's current deposit products include passbook accounts, negotiable order of withdrawal ("NOW") accounts, non-interest-bearing demand deposit accounts, tiered money market deposit accounts and certificates of deposit ranging in terms from six months to five years. The Savings Bank's deposit products also include Individual Retirement Account ("IRA") and Keogh certificates.

     The Savings Bank's deposits are obtained primarily from residents in its primary market area of Allegheny County and portions of Washington County and Westmoreland County, all of which are located in Western Pennsylvania. The Savings Bank to a lesser extent obtains deposits from other locations in the greater Pittsburgh metropolitan area. The Savings Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates and fee structures on transaction accounts, and convenient branch office locations and service hours. The Savings Bank primarily utilizes print and broadcast media to attract new customers and savings deposits. The Savings Bank has never utilized the services of deposit brokers and had no brokered deposits at December 31, 2001. The Savings Bank presently operates five automated teller machines ("ATMs"), one at each of the branch offices maintained by the Savings Bank as of December 31, 2001 and one off-site ATM at a local convenience store. The Savings Bank is affiliated with a regional ATM network.

     The Bank completed the sale of its Washington in-store branch office to Northwest Savings Bank in October 2001. The office was located within the Shop 'n Save supermarket at 125 West Beau Street in Washington,

Pennsylvania. Northwest Savings Bank retained the employees of this office to provide continuity of customer service. The sale included $4.6 million in deposits, as well as the fixed assets at such branch location. All deposits of such branch continued to be FDIC insured subject to FDIC rules and regulations. The sale followed the Bank's determination that the Washington, Pennsylvania branch was outside of its targeted geographic market. The Bank expects to save approximately $123,000 annually in compensation and benefits from the sale of this branch.

     The Savings Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. At times of declining interest rates, the Savings Bank has chosen to aggressively price certificate of deposit rates to discourage disintermediation of deposits into competing investment products offered by other institutions.

     The following table shows the distribution of, and certain other information relating to, the Savings Bank's deposits by type of deposit as of the dates indicated.

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                             2001                 2000                 1999
                                      ------------------   ------------------   ------------------
                                       AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                      --------   -------   --------   -------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Passbook and club accounts..........  $ 16,251    13.06%   $ 15,862    13.02%   $ 16,539    13.73%
Money market........................    24,776    19.91      23,008    18.89      25,111    20.84
Certificates of deposit.............    60,712    48.78      60,015    49.28      57,819    47.99
NOW accounts........................    16,072    12.91      14,885    12.22      13,485    11.19
Non-interest bearing................     6,640     5.34       8,023     6.59       7,537     6.25
                                      --------   ------    --------   ------    --------   ------
  Total deposits....................  $124,451   100.00%   $121,793   100.00%   $120,491   100.00%
                                      ========   ======    ========   ======    ========   ======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2001 and the amounts at December 31, 2001 that mature during the periods indicated.

                                            TOTAL AS OF
                                            DECEMBER 31,     AMOUNTS AT DECEMBER 31, 2001
                                                2001                MATURING WITHIN
                                            ------------   ---------------------------------
                                                                     AFTER ONE
                                                                     BUT WITHIN
                                                             ONE       THREE
         CERTIFICATES OF DEPOSIT                            YEAR       YEARS      THEREAFTER
         -----------------------                           -------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Less than 4.01%...........................    $18,658      $16,912    $ 1,689       $   57
4.01% to 6.00%............................     28,376       11,477      9,949        6,950
6.01% to 8.00%............................     13,678        9,468      3,164        1,046
                                              -------      -------    -------       ------
  Total certificate accounts..............    $60,712      $37,857    $14,802       $8,053
                                              =======      =======    =======       ======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type, net of early withdrawal penalties for the periods indicated.

                                                             DECEMBER 31,
                                  ------------------------------------------------------------------
                                          2001                   2000                   1999
                                  --------------------   --------------------   --------------------
                                  AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                  BALANCE    RATE PAID   BALANCE    RATE PAID   BALANCE    RATE PAID
                                  --------   ---------   --------   ---------   --------   ---------
                                                        (DOLLARS IN THOUSANDS)
Passbook and club accounts......  $ 16,308     2.34%     $ 16,330     2.54%     $ 16,730     2.53%
Money market....................    25,015     3.20        24,828     4.20        23,895     3.72
Certificates of deposit.........    63,098     5.50        58,893     5.46        58,219     5.20
NOW accounts....................    15,473     1.41        14,462     1.51        12,256     1.51
Non-interest bearing............     7,342       --         7,566       --         6,063       --
                                  --------     ----      --------     ----      --------     ----
Total deposits..................  $127,236     3.83%     $122,079     4.01%     $117,163     3.86%
                                  ========     ====      ========     ====      ========     ====

     The following table sets forth the Savings Bank's net savings flows during the periods indicated.

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
                                                       (IN THOUSANDS)
Beginning balance............................  $121,793   $120,491   $109,698
(Decrease) increase before interest
  credited...................................    (2,212)    (3,593)     6,268
Interest credited............................     4,870      4,895      4,525
                                               --------   --------   --------
Net savings increase.........................     2,658      1,302     10,793
                                               --------   --------   --------
Ending balance...............................  $124,451   $121,793   $120,491
                                               ========   ========   ========

     The following table sets forth maturities of the Savings Bank's certificates of deposit of $100,000 or more at December 31, 2001 by time remaining to maturity.

                                                              IN THOUSANDS
                                                              ------------
Three months or less........................................    $   803
Over three months through six months........................      3,590
Over six months through 12 months...........................      2,963
Over 12 months..............................................      4,150
                                                                -------
  Total.....................................................    $11,506
                                                                =======

     Borrowings From FHLB of Pittsburgh as of December 31. The following table sets forth the borrowing history of the Savings Bank from the FHLB of Pittsburgh for the last three years.

                                                        AT DECEMBER 31,
                                                  ---------------------------
                                                   2001      2000      1999
                                                  -------   -------   -------
                                                    (DOLLARS IN THOUSANDS)
Amount Outstanding At Year End..................  $55,800   $66,300   $62,977
                                                  =======   =======   =======
Maximum Balance.................................  $66,300   $70,577   $62,977
                                                  =======   =======   =======
Average Balance.................................  $57,217   $67,116   $54,040
                                                  =======   =======   =======
Weighted Average Interest Rate:
  At end of year................................     6.15%     6.28%     5.72%
                                                  =======   =======   =======
  During Year...................................     6.18%     6.14%     5.56%
                                                  =======   =======   =======

     The Savings Bank utilized excess cash positions throughout 2001 to decrease borrowings. To secure the repayment of any outstanding borrowings from the FHLB of Pittsburgh and any other credit product offered by the FHLB of Pittsburgh, the Savings Bank has pledged to the FHLB of Pittsburgh investments of the Savings Bank in U.S. Government and U.S. agency securities and U.S. Government and U.S. agency mortgage-backed securities and 100% of its unencumbered home loan mortgages.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to Federal regulations, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     At December 31, 2001, the Savings Bank exceeded all of the capital requirements applicable to it. Set forth below is a summary of the Savings Bank's compliance with the applicable capital standards as of December 31, 2001 and as of December 31 of each of the preceding four years.

                              AS OF                  AS OF                  AS OF
                        DECEMBER 31, 2001      DECEMBER 31, 2000      DECEMBER 31, 1999
                       --------------------   --------------------   --------------------
                                 PERCENT OF             PERCENT OF             PERCENT OF
                       AMOUNT    ASSETS(2)    AMOUNT    ASSETS(2)    AMOUNT    ASSETS(2)
                       -------   ----------   -------   ----------   -------   ----------
                                             (DOLLARS IN THOUSANDS)
Tangible capital:(1)
  Requirement........  $ 2,908      1.50%     $ 3,014      1.50%     $ 2,992      1.50%
  Actual.............   10,621      5.48       10,518      5.24       13,753      6.89
  Excess.............  $ 7,713      3.98%     $ 7,504      3.74%     $10,761      5.39%
Core capital:(1)(2)
  Requirement........  $ 7,756      4.00%     $ 8,036      4.00%     $ 7,979      4.00%
  Actual.............   10,621      5.48       10,518      5.24       13,753      6.89
  Excess.............  $ 2,865      1.48%     $ 2,482      1.24%     $ 5,774      2.89%
Risk-based
  capital:(1)
  Requirement(3).....  $ 7,908      8.00%     $ 8,753      8.00%     $ 8,521      8.00%
  Actual(4)..........   11,788     11.93       11,886     10.86       14,736     13.83
  Excess.............  $ 3,880      3.93%     $ 3,133      2.86%     $ 6,215      5.83%

                              AS OF                  AS OF
                        DECEMBER 31, 1998      DECEMBER 31, 1997
                       --------------------   --------------------
                                 PERCENT OF             PERCENT OF
                       AMOUNT    ASSETS(2)    AMOUNT    ASSETS(2)
                       -------   ----------   -------   ----------
                                 (DOLLARS IN THOUSANDS)
Tangible capital:(1)
  Requirement........  $ 2,638      1.50%     $ 2,139      1.50%
  Actual.............   12,950      7.36       12,592      8.83
  Excess.............  $10,312      5.86%     $10,453      7.33%
Core capital:(1)(2)
  Requirement........  $ 5,276      3.00%     $ 4,279      3.00%
  Actual.............   12,950      7.36       12,592      8.83
  Excess.............  $ 7,674      4.36%     $ 8,313      5.83%
Risk-based
  capital:(1)
  Requirement(3).....  $ 7,286      8.00%     $ 5,537      8.00%
  Actual(4)..........   13,521     14.85       12,995     18.78
  Excess.............  $ 6,235      6.85%     $ 7,458     10.78%

---------------

(1) Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets. As of December 31, 2001, the difference between capital under generally accepted accounting principles ("GAAP") and regulatory tangible and core capital is attributable to $35,000 for the Savings Bank's net unrealized holding losses on available-for-sale securities to arrive at regulatory tangible and core capital of $10,621,000.

(2) To be "adequately capitalized" for purposes of the OTS' Prompt Corrective Action regulations, core capital generally must be at least 4.0%.

(3) Calculated based on the OTS requirement of 8.0% of risk-weighted assets.

(4) As of December 31, 2001, the difference between capital under generally accepted accounting principles and regulatory risk-based capital is attributable to an addition to generally accepted accounting principles capital of $1,167,000 for the allowable allowance for loan loss and $35,000 for the Savings Bank's net unrealized holding gains (losses) on available-for-sale securities to arrive at regulatory risk-based capital of $11,788,000.

COMPETITION

     The Savings Bank's market area is primarily located in the southern portion of the Pittsburgh metropolitan area. The largest employers in the Pittsburgh area include the U.S. Government, the Pennsylvania State Government, USAir Group, Inc., the University of Pittsburgh Medical Center, the University of Pittsburgh, PNC Financial Services Group, Inc., and Mellon Financial Corp. With the contraction of the steel industry in the Pittsburgh area over the last 25 years, the number of manufacturing jobs in the Pittsburgh area has declined, as has the overall population for the Pittsburgh area. The Savings Bank's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels.

     The Savings Bank experiences significant competition in its local market area in both originating loans and attracting deposits. Its most direct competition comes from commercial banks, other thrift institutions and mortgage banking companies. Many of these institutions maintain a statewide or regional presence and, in some cases, a national presence. Technological innovations have also led to greater competition as well. With the advent of automated transfer payment systems, competition between depository and nondepository institutions has increased. These changes have led to even greater competition among commercial banks, thrift institutions, credit unions, brokerage firms, money market mutual funds, mutual bond funds, finance and insurance companies, mortgage banking firms and retail establishments.

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

     In addition, Sections 22(h) and (g) of the FRA places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Savings Bank was in compliance with the above restrictions.

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

     The privacy requirements of the GLB Act are to be enforced through regulations implemented by the various federal regulatory agencies, along with state insurance agencies and the Federal Trade Commission. The FDIC and OTS have issued regulations that took effect on July 1, 2001. The Savings Bank has complied with these regulation requirements.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 2001, the Savings Bank's largest aggregate amount of loans to any one borrower consisted of $1.35 million that was below the Savings Bank's loans to one borrower limit of $1.8 million at such date. The Savings Bank established in 2001 a new internal policy on loans to any one borrower of $1.2 million or 10% of the Savings Bank's net worth, whichever is less.

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

     A savings association that fails the QTL Test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2001, the Savings Bank maintained 95.75% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test.

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

     Liquidity. On November 24, 1997, the OTS published its final rule on changes to liquidity requirement calculations in order to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. Under the new rule, the Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or Federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than 4.0% of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flow of member institutions. The rule eliminates a separate limit that required each savings institution to maintain an average daily balance of short-term liquid assets equal to 1.0% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average monthly liquidity ratio at December 31, 2001 was 39.55%, which exceeded the new applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's overall asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the years ended December 31, 2001, 2000 and 1999 totaled $73,000, $45,000 and $45,000, respectively.

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

     Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

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

     At December 31, 2001, the Savings Bank met each of its capital requirements. For further information on the Savings Bank capital levels, see pages 25 and 26. For further information on interest rate risk, see pages 49 through 52.

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

     As of December 31, 2001, the Savings Bank was classified as a "well-capitalized" institution (an institution with 10% or more total risk-based capital ratio, a Tier I risk-based capital ratio of 6% or more, and a leverage capital ratio of 5.0% or more), and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure and as such is not subject to any prompt corrective action measures.

     Insurance of Deposit Accounts. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to October 1, 1996, assessment rates for members of the SAIF ranged from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). After September 30, 1996, assessment rates varied from 0 basis points for an institution rated in the highest category to 27 basis points for an institution rated in the lowest category. For the fiscal year ended December 31, 2001, the insurance fund assessment paid by the Savings Bank was approximately 5.0 basis points.

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

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001, of $2.8 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2001, 2000 and 1999, dividends from the FHLB to the Savings Bank amounted to $209,000, $258,000 and $200,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Savings Bank.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations in fiscal 2001 generally required that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts greater than $42.8 million, the reserve requirement was $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

     The Savings Bank's "applicable excess reserves" would be the excess of (1) the balance in its reserve account as of the close of its last taxable year beginning before January 1, 1996, over (2) the greater of the balance of (a) its pre-1988 reserves, or (b) what the Savings Bank's reserves would have been at the close of its last taxable year beginning before January 1, 1996, had the Savings Bank always used the Experience Method. The Savings Bank had maintained the applicable residential loan requirement; and this recapture commenced with the taxable year that began January 1, 1998. As of December 31, 2001, the Savings Bank had an applicable excess reserve balance remaining of approximately $43,000. Approximately $21,500 will be recaptured on an annual basis over the next two fiscal years.

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

     In accordance with FASB statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 2001. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

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

     Federal Income Tax Returns. The Company's and the Savings Bank's Federal income tax returns have been filed for taxable years through December 31, 2000 (a consolidated Federal income tax return has been filed by the Company and the Savings Bank for the taxable year ended December 31, 1996; and a consolidated return for the Company and the Savings Bank will be filed for each tax year commencing on and after January 1, 1997). The Company and the Savings Bank's corporate income tax returns have been examined by the IRS through December 31, 1997. There were no material findings.

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

     State and Local Taxation. The Savings Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Savings Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on Commonwealth of Pennsylvania and Federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three-year carryforwards of losses are allowed.

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

STATISTICAL DISCLOSURE BY SAVINGS AND LOAN HOLDING COMPANIES

     Information regarding statistical disclosure for a savings and loan holding company required by the Securities Act Industry Guide 3 is set forth in the portions of this Report which are incorporated herein by reference.

     I.Distribution of Assets, Liabilities and Stockholders' Equity; Interest
       Rates and Interest Differential.

       Information required by this section is presented on pages 53 and 54.

     II.
       Investment Portfolio.

       Information required by this section is presented on pages 18 through 23.

     III.
       Loan Portfolio.

       Information required by this section is presented on pages 5 through 17.

     IV.
       Summary of Loan Loss Experience.

       Information required by this section is presented on pages 13 through 17.

     V.Deposits.

       Information required by this section is presented on pages 23 through 25.

     VI.
       Return on Equity and Assets.

       Information required by this section is presented on pages 42 and 43.

     VII.
        Short-Term Borrowing.

       Information required by this section is presented on page 25.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at December 31, 2001.

                                                        NET BOOK VALUE   AMOUNT OF
          DESCRIPTION/ADDRESS            LEASED/OWNED    OF PROPERTY     DEPOSITS
          -------------------            ------------   --------------   ---------
                                                        (IN THOUSANDS)
Corporate and Main Office:
710 Old Clairton Road                        Owned          $1,029        $47,768
Pleasant Hills, Pennsylvania 15236

Branch Offices:
543 Brownsville Road                         Owned          $  399        $43,477
Mt. Oliver, Pennsylvania 15210
6257 Library Road                           Leased             N/A        $24,393
Bethel Park, Pennsylvania 15102
603 Scenery Drive                           Leased             N/A        $ 8,813
Elizabeth Township, Pennsylvania 15037

     On January 22, 2002, the branch office located at 6257 Library Road was relocated to 6284 Library Road. The Savings Bank leases this branch office.

     In April 1996, the Savings Bank exercised its option to purchase a parcel of land in Bethel Park, Pennsylvania located within 3/4 of a mile of the current Bethel Park branch office of the Savings Bank. The purchase price for this parcel was $250,000. The current book value of this property is $265,717. The Company and the Savings Bank are currently attempting to sell this property.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank is involved in one case of lender liability and related claims. The Bank has available to it a number of potentially bona fide defenses to this case. Absent a position not asserted at this time by the insurance company, an insurance policy the Bank maintains, in all probability, will indemnify the Bank for compensatory damages and for fees and expenses. This policy has a deductible of $50,000. The plaintiffs have alleged damages, but discovery in this case has not occurred due to possible settlement discussions with Plaintiffs. Therefore, a claim for damages has not been quantified with the judicial system. At this preliminary stage, based solely upon facts known to this point, the Bank's management, after discussion with outside counsel, believes it has meritorious defenses to the Plaintiffs' claims.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of the fiscal year of the Company ending December 31, 2001, no matter was submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

GENERAL

     The Board of Directors of the Company continues to suspend its cash dividend in order to preserve capital. The last cash dividend was paid in the period ended September 30, 2000. They will continue to review paying cash dividends on a quarterly basis. The common stock of the Company is traded on the National Association of

Securities Dealers Automated Quotations ("NASDAQ") system (symbol "PRBC"). On May 16, 2001, the Board of Directors last declared a stock dividend of 12% to shareholders of record of June 1, 2001 which was paid on June 15, 2001.

     Information as to the high and low stock prices for each quarter of 2001 and 2000 is included on page 44.

     As of March 1, 2002 there were approximately 541 shareholders of the Company's common stock. The 541 shareholders include only registered shareholders with Prestige Bancorp's transfer agent and does not reflect shareholders whose stock is beneficially held by their brokers. The Company's merger agreement with Northwest Bancorp, Inc. described under Item 1 -- Business at page 3 requires the Company to obtain the consent of Northwest Bancorp before it may declare and pay dividends on its stock. This restriction shall continue through the date of the merger which is to take place no later than October 1, 2002.

     The Company's merger agreement with Northwest Bancorp, Inc. prohibits the Company's payment of dividends without the consent of Northwest Bancorp, Inc.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected financial and other data of the Company and the Savings Bank set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Financial Statements and related Notes, appearing elsewhere herein.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA:
Total assets............................  $194,786   $201,775   $200,572   $177,374   $143,263
Investment securities...................    13,728     21,737     23,808     22,929     28,228
Mortgage-backed securities..............    17,490      9,418     11,538     12,457     10,531
Loans receivable, net...................   137,500    153,417    150,962    123,917     96,181
Cash and cash equivalents...............    15,722      5,871      5,198     10,153      2,213
Deposits................................   124,451    121,793    120,491    109,698     91,156
FHLB of Pittsburgh advances.............    55,800     66,300     62,977     50,977     34,677
Stockholders' equity....................    11,757     11,550     14,953     14,760     15,630
Nonperforming assets(1).................     2,579      5,867      1,334        903        611
SELECTED OPERATING DATA:
Interest income.........................  $ 12,897   $ 14,837   $ 13,194   $ 11,672   $  9,371
Interest expense........................     8,478      9,016      7,532      6,685      5,240
                                          --------   --------   --------   --------   --------
Net interest income.....................  $  4,419   $  5,821   $  5,662   $  4,987   $  4,131
Provision for loan losses...............       285      6,383        438        209        104
                                          --------   --------   --------   --------   --------
Net interest income (loss) after
  provision for loan losses.............  $  4,134   $   (562)  $  5,224   $  4,778   $  4,027
Other income............................       950        921        870        534        373
Other expenses..........................     5,026      5,204      4,715      4,096      3,123
                                          --------   --------   --------   --------   --------
Income (loss) before income tax expense
  (benefit).............................  $     58   $ (4,845)  $  1,379   $  1,216   $  1,277
Income tax expense (benefit)............        25     (1,881)       528        473        493
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $     33   $ (2,964)  $    851   $    743   $    784
                                          ========   ========   ========   ========   ========

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
SELECTED OPERATING RATIOS(2):
Return on average assets................       .02%     (1.44)%      .45%       .45%       .59%
Return on average equity................       .28     (20.76)      5.70       4.79       5.13
Average yield earned on interest-earning
  assets................................      6.67       7.37       7.22       7.26       7.21
Average rate paid on interest-bearing
  liabilities...........................      4.60       4.77       4.40       4.50       4.47
Average interest rate spread(3).........      2.07       2.60       2.82       2.76       2.74
Net interest margin(3)..................      2.28       2.89       3.10       3.10       3.18
Ratio of interest-earning assets to
  interest-bearing liabilities..........    104.85     106.45     106.75     108.34     110.99
Operating expenses as a percent of
  average assets........................      2.53       2.53       2.51       2.47       2.33
Average equity to average assets........      5.98       6.93       7.94       9.35      11.42
Dividend payout ratio...................       N/A        N/A      27.77      25.78      13.04
ASSET QUALITY RATIOS(2):
Nonperforming loans as a percent of
  total
  loans.................................      1.66%      3.63%       .74%       .56%       .63%
Nonperforming assets as a percent of
  total assets..........................      1.32       2.91        .67        .51        .43
Allowance for loan losses as a percent
  of total loans........................       .84       2.16        .64        .45        .42
Charge-offs to average loans receivable
  outstanding during the period.........      1.76       2.49        .02        .04        .01
PER SHARE DATA(4):
Basic Earnings (Loss) Per Share.........  $    .03   $  (3.01)  $   0.83   $   0.67   $   0.68
Diluted Earnings (Loss) Per Share.......       .03      (3.01)      0.83       0.66       0.68
Per Share Book Value....................     11.10      10.90      13.48      13.21      12.63
Per Share Market Value..................      9.10       6.92       9.82      10.84      14.79
NUMBER OF OFFICES:
Full-service offices at period end......         4          5          5          5          4

---------------

(1) Nonperforming assets consist of nonperforming loans and real estate owned ("REO"). Nonperforming loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure and properties owned by the Bank more than three years.

(2) Asset Quality Ratios are end of period ratios, except for charge-offs to average loans. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(3) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

(4) On April 15, 1998, the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 which was paid on June 19, 1998. On February 17, 1999, the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 which was paid on March 19, 1999. In addition, on May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 which was paid on June 15, 2001. All per share data have been restated to reflect the stock dividends.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                               MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               ----------   --------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001 QUARTER ENDED(1)
Interest income..............................  $    3,523   $  3,364     $  3,146        $  2,864
Non-interest income..........................         239        213          211             287
                                               ----------   --------     --------        --------
Total operating income.......................       3,762      3,577        3,357           3,151
Interest expense.............................       2,263      2,178        2,087           1,950
Provision for loan losses....................          90         90           30              75
Non-interest expense.........................       1,353        820(3)      1,227          1,626(4)
                                               ----------   --------     --------        --------
Income (loss) before income taxes............          56        489           13            (500)
Provision (benefit) for income taxes.........          23        190            6            (194)
                                               ----------   --------     --------        --------
Net income (loss)............................  $       33   $    299     $      7        $   (306)
                                               ==========   ========     ========        ========
Basic earnings (loss) per common share.......  $      .03   $    .31     $    .01        $   (.31)
Basic average number of common shares
  outstanding................................     976,862    977,958      979,345         980,773
Diluted earnings (loss) per common share.....  $      .03   $    .31     $    .01        $   (.31)
Diluted average number of common shares
  outstanding................................     976,862    977,968      979,364         980,776
Stock prices(2)
  High.......................................  $     8.98   $   9.50     $   9.15        $   9.34
  Low........................................  $     7.14   $   8.08     $   8.45        $   8.25
Cash dividends declared per common share.....  $       --   $     --     $     --        $     --

                                               MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               ----------   --------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000 QUARTER ENDED(1)
Interest income..............................  $    3,615   $  3,757     $  3,793        $  3,671
Non-interest income..........................         220        227          260             215
                                               ----------   --------     --------        --------
Total operating income.......................       3,835      3,984        4,053           3,886
Interest expense.............................       2,099      2,198        2,335           2,384
Provision for loan losses....................         120        422        1,898           3,942
Non-interest expense.........................       1,225      1,259        1,259           1,462
                                               ----------   --------     --------        --------
Income (loss) before income taxes............         391        105       (1,439)         (3,902)
Provision (benefit) for income taxes.........         151         37         (563)         (1,506)
                                               ----------   --------     --------        --------
Net income (loss)............................  $      240   $     68     $   (876)       $ (2,396)
                                               ==========   ========     ========        ========
Basic earnings (loss) per common share.......  $      .23   $    .07     $   (.90)       $  (2.46)
Basic average number of common shares
  outstanding................................   1,015,086    973,996      974,184         975,518
Diluted earnings (loss) per common share.....  $      .23   $    .07     $   (.90)       $  (2.46)
Diluted average number of common shares
  outstanding................................   1,015,086    973,996      974,184         975,518
Stock prices(2)
  High.......................................  $    10.61   $   9.60     $   8.48        $   8.26
  Low........................................  $     8.76   $   7.14     $   6.75        $   6.47
Cash dividends declared per common share.....  $      .07   $    .06     $    .06        $     --

---------------

(1) On May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 which was paid on June 15, 2001. All per share data have been restated to reflect the stock dividends.

(2) Stock prices are based on the closing bid prices reported on NASDAQ.

(3) The decrease in non-interest expense from $1.35 million for the quarter ended March 31, 2001 to $820,000 for the quarter ended June 30, 2001 was primarily attributable to a curtailment gain of $479,000 in connection with the termination of the pension plan.

(4) The increase in non-interest expense from $1.23 million for the quarter ended September 30, 2001 to $1.63 million for the quarter ended December 31, 2001 was primarily attributable to settlement charges of $383,000 in connection with the termination of the pension plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company completed the conversion of the Savings Bank to a federally stock chartered savings bank on June 27, 1996. The results of operations of the Company and the Savings Bank are consolidated and presented on a continuing historical entity basis. Any comparisons set forth in this Annual Report to any fiscal year ending prior to January 1, 1996 or to any date or any period ending prior to June 27, 1996 should be understood to be a comparison to the activities or results of the Savings Bank operating as a mutual chartered savings bank.

REGULATORY AGREEMENTS

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company and the Savings Bank operate), the impact of competition for the customers of the Savings Bank from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company and the Savings Bank have no control), and other risks detailed in this Annual Report and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

                    YEAR ENDED DECEMBER 31, 2001 COMPARED TO
                          YEAR ENDED DECEMBER 31, 2000

FINANCIAL CONDITION

     The Company's consolidated assets decreased by $7.0 million or 3.5% from $201.8 million at December 31, 2000 to $194.8 million at December 31, 2001. The decrease in total assets was primarily attributable to a $15.9 million decrease in total net loans receivable that was partially offset by increase in cash and cash equivalents of $9.8 million. Total deposits increased from $121.8 million at December 31, 2000 to $124.5 million at December 31, 2001, and advances from the FHLB of Pittsburgh declined from $66.3 million at December 31, 2000 to $55.8 million at December 31, 2001.

     The Savings Bank's net loans receivable decreased by $15.9 million or 10.4% from $153.4 million at December 31, 2000 to $137.5 million at December 31, 2001. One-to-four family residential mortgages decreased $2.1 million or 2.1% during fiscal 2001, as the Savings Bank's payments and prepayments on one-to-four family residential mortgages exceeded mortgage originations. During fiscal 2001, consumer loans decreased $1.3 million or 6.3% mainly due to a decline of $1.0 million in auto loans. Commercial business and commercial real estate loans decreased from $32.1 million at December 31, 2000 to $18.2 million at December 31, 2001. This reduction in commercial business and real estate loans occurred as a part of (i) management's re-evaluation of its commercial loan portfolio and
(ii) compliance with the Supervisory Agreement. In addition, in the fourth quarter of 2001, the Bank completed a packaged commercial loan sale of approximately forty-nine loans to a third party. The total face amount of the loans was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale resulted in a $1.9 million reduction of the allowance for loan loss, but the sale eliminated the exposure for future losses on the loans sold.

     Cash and cash equivalents increased from $5.9 million at December 31, 2000 to $15.7 million at December 31, 2001. The increase of $9.8 million in cash and cash equivalents during fiscal 2001 was primarily attributable to the $15.9 million reduction in net loans receivable and the $2.7 million increase in deposits. This was partially offset by a $10.5 million decline in FHLB advances.

     The Savings Bank's total deposits increased $2.7 million or 2.2% from $121.8 million at December 31, 2000 to $124.5 million at December 31, 2001. The growth in deposits during fiscal 2001 was primarily a result of competitive rates and fees that continue to be offered by the Savings Bank. Certificate of deposit and money market and passbook savings accounts grew $697,000 and $2.2 million, respectively, for the year ended December 31, 2001. Borrowings by the Savings Bank from the FHLB of Pittsburgh declined by $10.5 million, or 15.8%, from $66.3 million at December 31, 2000 to $55.8 million at December 31, 2001. Management utilized excess cash positions throughout 2001 to reduce these borrowings from the FHLB of Pittsburgh. Total equity increased $207,000 or 1.8%, during fiscal 2001, to $11.8 million at December 31, 2001. The primary reasons for this increase was primarily attributable to a $127,000 reduction in the accumulated other comprehensive loss.

     The Bank completed the sale of its Washington in-store branch office to Northwest Savings Bank in October 2001. The office was located within the Shop 'n Save supermarket at 125 West Beau Street in Washington, Pennsylvania. Northwest Savings Bank retained the employees of this office to provide continuity of customer service. The sale included $4.6 million in deposits, as well as the fixed assets at such branch location. All deposits of such branch continued to be FDIC insured subject to FDIC rules and regulations. The sale follows the Bank's determination that the Washington, Pennsylvania branch was outside of its targeted geographic market. The Bank expects to save approximately $123,000 annually in compensation and benefits from the sale of this branch.

                    YEAR ENDED DECEMBER 31, 2000 COMPARED TO
                          YEAR ENDED DECEMBER 31, 1999

FINANCIAL CONDITION

     The Company's consolidated assets increased by $1.2 million or .60% from $200.6 million at December 31, 1999 to $201.8 million at December 31, 2000. The increase in total assets was primarily attributable to a $2.5 million increase in total net loans receivable and an increase in cash and cash equivalents of $673,000 that was partially offset by reductions in investment securities of $4.2 million. The increase in total assets was funded by an increase in deposits and advances from the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh"). Total deposits increased from $120.5 million at December 31, 1999 to $121.8 million at December 31, 2000, and advances from the FHLB of Pittsburgh rose from $63.0 million at December 31, 1999 to $66.3 million at December 31, 2000. This increase in asset funding from deposits and FHLB of Pittsburgh advances was partially offset by a net loss for the year ended December 31, 2000 of $3.0 million.

     The Savings Bank's net loans receivable increased by $2.5 million or 1.6% from $151.0 million at December 31, 1999 to $153.4 million at December 31, 2000. This rise in total net loan receivables can be traced to two main areas of growth. One-to-four family residential mortgages increased $7.2 million or 7.4%, as the Savings Bank expanded its efforts to contact realtors and priced its mortgage rates competitively. Consumer loans increased $2.6 million or 14.9%, as the Savings Bank intensified its efforts to attract consumer loans through expanded marketing and competitive rate pricing. Commercial business and commercial real estate loans decreased from $37.0 million at December 31, 1999 to $32.1 million at December 31, 2000. This reduction in commercial business and real estate loans occurred as a part of (i) management's re-evaluation of its commercial loan portfolio and (ii) compliance with the Supervisory Agreement.

     Cash and cash equivalents increased from $5.2 million at December 31, 1999 to $5.9 million at December 31, 2000. The increase of $673,000 in cash and cash equivalents during fiscal 2000 was primarily attributable to the $4.2 million reduction in investment securities and the $3.3 million and $1.3 million increases in FHLB of Pittsburgh loans and deposits, respectively. This was partially offset by the $2.5 million growth in total net loans receivable and the net loss for the year ended of $3.0 million.

     The Savings Bank's total deposits increased $1.3 million or 1.1% from $120.5 million at December 31, 1999 to $121.8 million at December 31, 2000. The growth in deposits during fiscal 2000 was primarily a result of competitive rates and fees that continue to be offered by the Savings Bank. Certificate of deposit and transaction accounts grew $2.2 million and $1.9 million, respectively, for the year ended December 31, 2000. These increases were partially offset by a decrease of $2.8 million in money market and passbook savings accounts. Borrowings by the Savings Bank from the FHLB of Pittsburgh rose by $3.3 million, or 5.3%, from $63.0 million at December 31, 1999 to $66.3 million at December 31, 2000. Total equity decreased $3.4 million or 22.8%, during fiscal 2000, to $11.5 million at December 31, 2000. The primary reasons for this decrease were a net loss for fiscal 2000 of $3.0 million and treasury stock purchases of $453,000 which occurred between January 1, 2000 and June 30, 2000. On March 30, 2000, the Company had initiated plans to repurchase, at market value, up to 5% of its outstanding shares, or 47,356 shares, of common stock through the use of its existing cash and cash equivalents. At December 31, 2000, 1,000 shares had been repurchased under this repurchase plan at a total cost of $8,375. This additional buy back program expired March 30, 2001.

OPERATING STRATEGY

     The Company and Savings Bank intend to reduce operating expenses, increase the deposit customer base, and continue an emphasis on residential mortgage loans. In addition, management is committed to working closely with various financial consultants to improve business operations and to working closely with the OTS concerning issues raised in the Supervisory Agreement. The Company continues to improve and believes it has materially complied with all terms of the Supervisory Agreement. To date the Company has put in place a new reporting structure, continues to adjust and improve procedures and continues to monitor closely all policy controls. It is the intent of the Company to continue to work towards a favorable examination from the OTS in the future and have the ability to re-enter the real estate backed commercial loan business.

     The Savings Bank continued to experience increased competition from mortgage brokers and other financial entities for its one-to-four family residential real estate lending activities. This increased competition has led to a reduction in margins for residential real estate lending. The Savings Bank's total loans receivable attributable to one-to-four family residential loans, which amounted to $96.2 million or 48.0% of total assets at December 31, 1999, was $101.2 million or 52.0% of total assets at December 31, 2001. During the same period, the Savings Bank's total loans receivable attributable to commercial business, commercial real estate, construction and consumer loans, which amounted to $57.0 million or 28.4% of total assets at December 31, 1999, had decreased to $38.0 million at December 31, 2001 or 19.5% of total assets. Management attributes this shift in loan composition to increased efforts to reduce the commercial business and commercial real estate loans in response to asset quality issues within these portfolios. In addition, the loan composition changes occurred due to the restrictions placed upon the Savings Bank in the Supervisory Agreement with the OTS whereby limiting new underwriting of commercial business and commercial real estate loans. Due to the total loans receivable reduction from December 31, 2000 to December 31, 2001 of $17.7 million, cash and cash equivalents increased from $5.9 million at December 31, 2000 to $15.7 million at December 31, 2001. Management desires to utilize this excess cash to continue to payoff Federal Home Loan Bank advances and/or increase the Savings Bank's commercial real estate and consumer loans to offset its exposure to interest rate risk associated with long term fixed rate residential mortgages in excess of 15 years.

     The Savings Bank's percentage of adjustable-rate mortgages in its mortgage portfolio had been declining due to lack of demand. As fixed-loan rates had remained affordable, the adjustable-rate mortgage had become less attractive to potential customers. However, in fiscal year 2000, with fixed-rate one-to-four family residential mortgage market rates elevated, the Savings Bank introduced a five-year adjustable product. At December 31, 2001, total balances in this product were $7.0 million. In fiscal year 2001, mortgage rates decreased which made fixed rate mortgages more affordable. Adjustable-rate mortgages as a percentage of the Savings Bank's one-to-four family residential mortgage portfolio fell from 20.7% at December 31, 2000 to 18.4% as of December 31, 2001. However, due to the introduction of the five-year adjustable product in 2000, adjustable-rate mortgages as a percentage of the Savings Bank's one-to-four family residential mortgage portfolio increased from 16.7% at December 31, 1999 to 18.4% as of December 31, 2001. Fixed-rate mortgages continue to make up the remaining portion of the Savings Bank's one-to-four family residential mortgage portfolio. Management realizes the importance of adjustable-rate mortgages to interest rate risk management and presently intends to continue to emphasis the five-year adjustable-rate mortgage product. However, management realizes that it will have to provide fixed-rate one-to-four family residential mortgages but will provide a broad range of mortgage products with varying maturities.

     The Savings Bank strives to maintain deposits as its primary source of funds to meet loan demand and to maintain outstanding loan balances. However, during periods of strong loan growth, the Savings Bank will fund the growth in assets with borrowings from the FHLB of Pittsburgh. Investment securities and mortgage-backed securities are acquired based on the decisions of Investment/Asset and Liability Committee ("ALCO"). When the Savings Bank has excess cash and when management believes the yields and the maturities are attractive, investment and mortgaged-backed securities are purchased. Excess cash (cash in excess of vault cash and other operating cash needs) is primarily deposited in an interest-bearing demand deposit account with the FHLB of Pittsburgh. Cash and cash equivalents typically decline in periods of high loan demand and increase in periods of reduced loan demand. As of December 31, 2000, outstanding borrowings from the FHLB of Pittsburgh stood at

$66.3 million and as of December 31, 2001 such borrowings had decreased to $55.8 million. This decreased borrowing occurred due management's decision to use excess cash to pay down debt.

     Management's strategy in the past few years has been to immediately invest funds received from prepayments and repayments of loans and associated mortgage-backed securities into short-term liquid investments. For the longer term it was anticipated that a significant portion of these funds would be used to fund fixed-rate or adjustable-rate mortgage loans with various maturities. Depending upon then current interest rates and management's estimate of how such rates merit change to the portfolio, the Company also purchased investment and mortgage-backed securities with various maturities. In 2001, the Bank purchased $10 million of one-year adjustable mortgage-backed securities. Also prior to 2000, the Bank promoted 30-year fixed rate mortgages.

     The prior strategy increased interest rate risk exposure due to funding primarily fixed-rate mortgages and longer-term investment securities with shorter-term liabilities. At this time, management continues to take action to reduce exposure to changing interest rates. Some of these actions include reducing originations of 30-year fixed-rate one-to-four family residential mortgages, entering into agreement(s) for secondary lending, highlighting 5-year adjustable one-to-four family residential mortgages, investing in short-term mortgage-backed securities, strongly managing selected asset growth, strategically extending the terms of certificate of deposits and borrowings and maintaining effective interest rate spreads. These strategies have resulted in the Bank improving its interest rate risk profile in 2001. For further information on interest rate risk, please refer to Asset and Liability Management Section of this report.

     The Supervisory Agreement entered into with the OTS places restrictions on the Bank's growth and commercial lending opportunities. Management has worked closely with the OTS to implement the Supervisory Agreement and believes it has materially complied with the Supervisory Agreement to date. Future investment strategies will be limited until the restrictions under the Supervisory Agreement are eased or removed. The investment strategy is also based on management's assessment of future economic conditions and is subject to change.

ASSET AND LIABILITY MANAGEMENT

     The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in its asset and liability mix, to determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, to establish prudent asset concentration guidelines and to manage the risk consistent with Board approved guidelines. The Savings Bank concentrates on maintaining a sufficient deposit base to fund loan activities and securities investments. A large core deposit base (defined as transaction accounts, passbook savings accounts and money market savings accounts) provides the Savings Bank with a lower cost source of funds relative to its alternative principal borrowing sources, i.e., advances from the FHLB of Pittsburgh. Management calculates its cost of funds and chooses interest-bearing assets in excess of its average cost of funds or its marginal cost of funding. In periods of relatively low interest rates, the Savings Bank may price its certificates of deposit in excess of its competition to attract and maintain deposits (i) to avoid increased borrowing, or to reduce the outstanding borrowings, from the FHLB of Pittsburgh or (ii) to avoid selling investment securities to maintain liquidity needs. This strategy will result in periods of reduced net interest income and net income if the Savings Bank is unable to invest deposits in interest-bearing assets with sufficient yield to maintain its average interest rate spread between its assets and liabilities.

     The Company seeks, through the ALCO, to reduce the vulnerability of its operations to changes in interest rates and to manage the difference between amounts of interest-rate sensitive assets and interest-rate sensitive liabilities within specified maturities or repricing dates. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during a given time period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2001, the amount of the Savings Bank's interest-bearing liabilities that were estimated to mature or reprice within one year exceeded the Savings Bank's interest-earning assets with the same characteristics by $9.7 million or 5.0% of the Savings Bank's total assets. This compares to $22.0 million or 10.9% of the Savings Bank's total assets at December 31, 2000. The Board of Governors of the Federal Reserve System increase and decrease the Federal Funds rate which has a major impact on market interest rates within the United States' economy. Such increases and decreases in the Federal Funds rate could negatively affect the Savings Bank's net income. In addition, ALCO reviews, among other things, the sensitivity of the Savings Bank's assets, liabilities, and net interest income to interest rate changes, unrealized gains and losses, purchase activity and maturities of all interest-bearing assets and liabilities. In connection therewith, the ALCO generally reviews and manages the Savings Bank's liquidity, cash flow needs, capital planning, maturities of investments, deposits and borrowings, current market conditions and interest rates, and pricing of its deposit and loan products. The Chief Executive Officer, Chief Financial Officer, President and Executive Vice President of Business Development of the Savings Bank have authority to adjust pricing weekly with respect to the Savings Bank's retail deposits.

     The Office of Thrift Supervision ("OTS") requires all regulated thrift institutions to calculate the estimated change in the Bank's net portfolio value
(NPV) assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

     The OTS provides all institutions that file a schedule titled the Consolidated Maturity & Rate Schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 300 basis points in 100 basis points increments. The OTS allows savings associations under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the savings association, to estimate the sensitivity of NPV.

     The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate the sensitivity of mortgage loans.

     In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificate of deposit accounts, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

     Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and non-interest-bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. The accounts are valued at 100% of the respective account balances on the liability side. On the assets side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

     The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly interest payments with principal paid at maturity.

     The following table presents the Savings Bank's NPV as of December 31, 2001, as calculated by the OTS in accordance with its model, based on information provided to the OTS by the Savings Bank. The chart does not include the impact of any interest or dividend earning assets held at the Company level. The effect of market rate shifts on these assets need not be reported to the OTS.

                                              NET PORTFOLIO VALUE (NPV)
                                         -----------------------------------
                                               (DOLLARS IN THOUSANDS)
                                         -----------------------------------
                                                                    PERCENT
           CHANGE IN RATES                  NPV                    CHANGE OF
            (EXPRESSED AS                EXPRESSED                 ESTIMATED
            BASIS POINTS)                  IN $      $ CHANGE(1)    NPV(2)     NPV RATIO(3)   CHANGE(4)
           ---------------               ---------   -----------   ---------   ------------   ---------
+300..................................     6,629       -7,627         -54          3.51        -358bp
+200..................................     9,269       -4,987         -35          4.80        -229bp
+100..................................    11,883       -2,373         -17          6.03        -106bp
 0....................................    14,256                                   7.09
-100..................................    14,972          716          +5          7.35         +26bp
-200(5)...............................        --           --          --            --            --
-300(5)...............................        --           --          --            --            --

---------------

(1) Represents the (deficiency) excess of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.

(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

(3) Calculated as the estimated NPV divided by the present value of the Savings Bank's assets.

(4) Calculated as the (deficiency) excess of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

(5) Modeling for changes to rates at -200 and -300 basis points were not calculated at December 31, 2001 due to the federal funds rate being 1.75% at such date. A -200 and -300 basis point reduction to this federal funds rate would mean negative interest rates and therefore not practical.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Savings Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Savings Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Savings Bank's net interest income and will differ from actual results.

     Based upon the above calculations, the percent change of estimated NPV for a 200 basis point increase in prevailing rates changed from a negative 46 at December 31, 2000 to a negative 35 at December 31, 2001. In addition, after a 200 basis point increase in prevailing rates, the resulting NPV ("Post-Shock Ratio") was 4.80% and the change in the NPV ("Sensitivity Measure") was -229 basis points at December 31, 2001. This compares to a 3.58% post-shock ratio and a -275 basis point sensitivity measure at December 31, 2000. The decrease in interest rate risk at December 31, 2001 compared to the prior year was the result of specific strategies undertaken by the Savings Bank, falling market rates and an increase in cash and cash equivalents of $9.8 million. Specific strategies include reducing originations of 30-year fixed-rate one-to-four family residential mortgages, controlling one-to-four family residential mortgage demand by selling these loans in the secondary market, investing in short-term mortgage-backed securities, strongly managing asset levels, strategically extending the terms of certificate of deposits, reducing debt, highlighting 5-year adjustable one-to-four family residential mortgages and maintaining effective spreads. ALCO realizes the importance in managing interest rate risk and will continue to implement strategies designed to reduce interest rate risk to more appropriate levels established by the Savings

Bank's Board of Directors. Management will continue to review the NPV and Interest Rate Risk ("IRR") measurements and make necessary strategic decisions to manage interest rate risk effectively.

RESULTS OF OPERATIONS

     The consolidated operating results of the Company and the Savings Bank depend primarily upon net interest income, which is determined by the difference between interest and dividend income on earning assets, principally loans, investment securities and other investments and mortgage-backed securities and interest expense on interest-bearing liabilities, which consist of deposits and advances from the Federal Home Loan Bank of Pittsburgh. Other than the stock of the Savings Bank, at December 31, 2001 the Company was holding only a loan receivable from the Prestige Bank Employee Stock Ownership Plan (the "ESOP"), a loan totaling $200,000, debt and equity securities with a market value totaling $854,000, interest-bearing deposits of $29,000, other assets of $160,000 and a money-market and checking account with the Savings Bank. At December 31, 2001, the Company had borrowed $314,000 from the Savings Bank to support cash levels. The loan is secured in accordance with applicable law. The consolidated net income of the Company also is affected by the Savings Bank's provision for loan losses, as well as the level of other consolidated income, including late charges, and other expenses, such as salaries and employee benefits, net occupancy and equipment expense, Federal deposit insurance and miscellaneous other expenses, and income taxes.

     Average Balances, Interest Income, Interest Expense and Yields Earned and Rates Paid. The following table sets forth, for the periods and at the date indicated, information regarding the Company's average consolidated balance sheet. Information is based on average daily balances during the periods presented.

                                                             YEAR ENDED DECEMBER 31,
                           AT DECEMBER    -------------------------------------------------------------
                             31, 2001                 2001                            2000
                           ------------   -----------------------------   -----------------------------
                             AVERAGE                            AVERAGE                         AVERAGE
                              YIELD/      AVERAGE               YIELD/    AVERAGE               YIELD/
                               RATE       BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                           ------------   --------   --------   -------   --------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment
    securities(1)........      3.02%      $ 21,258   $ 1,173      5.52%   $ 27,232   $ 1,739      6.39%
  Loans receivable(2)
    Commercial...........      6.70         14,137     1,097      7.76      21,418     2,158     10.08
    Real estate loans....      7.20        115,446     8,223      7.12     119,515     8,606      7.20
    Consumer.............      6.34         19,252     1,451      7.54      18,796     1,557      8.28
                                          --------   -------              --------   -------
  Total Loans
    Receivable...........      7.04        148,835    10,771      7.24     159,729    12,321      7.71
  Mortgage-backed
    securities(1)........      5.84         10,816       611      5.65      10,486       662      6.31
  Other interest-earning
    assets...............      1.70         12,486       342      2.74       3,956       115      2.91
                                          --------   -------              --------   -------
    Total
      interest-earning
      assets.............      6.17%      $193,395   $12,897      6.67%   $201,403   $14,837      7.37%
Non-interest-earning
  assets.................                    5,004                           4,504
                                          --------                        --------
    Total assets.........                 $198,399                        $205,907
                                          ========                        ========
Interest-bearing
  liabilities:
  Deposits...............      3.30%      $127,236   $ 4,870      3.83%   $122,079   $ 4,893      4.01%
  FHLB advances..........      6.15         57,217     3,608      6.31      67,116     4,123      6.14
                                          --------   -------              --------   -------
    Total
      interest-bearing
      liabilities........      4.18%      $184,453   $ 8,478      4.60%   $189,195   $ 9,016      4.77%
Non-interest-bearing
  liabilities............                 $  2,071                        $  2,433
                                          --------                        --------
    Total liabilities....                 $186,524                        $191,628
Equity...................                   11,875                          14,279
                                          --------                        --------
    Total liabilities and
      equity.............                 $198,399                        $205,907
                                          ========                        ========
Net interest-earning
  assets.................                 $  8,942                        $ 12,208
                                          ========                        ========
Net interest
  income/interest rate
  spread.................      1.99%                 $ 4,419      2.07%              $ 5,821      2.60%
                               ====                  =======    ======               =======    ======
Net yield on
  interest-earning
  assets(3)..............                                         2.28%                           2.89%
                                                                ======                          ======
Ratio of average
  interest-earning assets
  to average
  interest-bearing
  liabilities............                                       104.85%                         106.45%
                                                                ======                          ======

                              YEAR ENDED DECEMBER 31,
                           -----------------------------
                                       1999
                           -----------------------------
                                                 AVERAGE
                           AVERAGE               YIELD/
                           BALANCE    INTEREST    RATE
                           --------   --------   -------
                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment
    securities(1)........  $ 26,766   $ 1,634      6.11%
  Loans receivable(2)
    Commercial...........    20,132     1,881      9.34
    Real estate loans....   101,421     7,421      7.32
    Consumer.............    16,585     1,281      7.72
                           --------   -------
  Total Loans
    Receivable...........   138,138    10,583      7.66
  Mortgage-backed
    securities(1)........    12,416       761      6.13
  Other interest-earning
    assets...............     5,431       216      3.97
                           --------   -------
    Total
      interest-earning
      assets.............  $182,751   $13,194      7.22%
Non-interest-earning
  assets.................     5,352
                           --------
    Total assets.........  $188,103
                           ========
Interest-bearing
  liabilities:
  Deposits...............  $117,163   $ 4,525      3.86%
  FHLB advances..........    54,040     3,007      5.56
                           --------   -------
    Total
      interest-bearing
      liabilities........  $171,203   $ 7,532      4.40%
Non-interest-bearing
  liabilities............  $  1,956
                           --------
    Total liabilities....  $173,159
Equity...................    14,944
                           --------
    Total liabilities and
      equity.............  $188,103
                           ========
Net interest-earning
  assets.................  $ 11,548
                           ========
Net interest
  income/interest rate
  spread.................             $ 5,662      2.82%
                                      =======    ======
Net yield on
  interest-earning
  assets(3)..............                          3.10%
                                                 ======
Ratio of average
  interest-earning assets
  to average
  interest-bearing
  liabilities............                        106.75%
                                                 ======

---------------

(1) The average yield for investment securities including held to maturity and available for sale is based upon historical amortized cost balances.

(2) Includes non-performing loans.

(3) Net interest income divided by interest-earning assets.

     Rate/Volume Analysis. The Savings Bank typically acquires funds in the form of customer deposits or borrowings from the FHLB of Pittsburgh in which it is a member. The Savings Bank then pays interest on such deposits and advances. In turn, a savings association will lend these funds to third parties or purchase investment securities that generate interest income for the savings association. The Savings Bank also operates in an environment of changing interest rates and fluctuating volumes of deposits, advances from third parties, loans made to third parties and securities bought, sold or repaid. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's consolidated interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.

                                                           YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                          2001 VS. 2000                                 2000 VS. 1999
                           --------------------------------------------   -----------------------------------------
                               INCREASE                                      INCREASE
                              (DECREASE)                                    (DECREASE)
                                DUE TO                         TOTAL          DUE TO                       TOTAL
                           -----------------                  INCREASE    --------------                  INCREASE
                            RATE     VOLUME    RATE/VOLUME   (DECREASE)   RATE    VOLUME   RATE/VOLUME   (DECREASE)
                           -------   -------   -----------   ----------   -----   ------   -----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable,
    net..................  $  (731)  $  (988)     $169        $(1,550)    $ 118   $1,615      $  5         $1,738
  Mortgage-backed
    securities...........      (70)       21        (2)           (51)       22     (118)       (3)           (99)
  Investment
    securities...........     (237)     (381)       52           (566)       75       28         2            105
  Other interest-earning
    assets...............       (7)      249       (15)           227       (58)     (59)       16           (101)
                           -------   -------      ----        -------     -----   ------      ----         ------
  Total interest-earning
    assets...............  $(1,045)  $(1,099)     $204        $(1,940)    $ 157   $1,466      $ 20         $1,643
                           -------   -------      ----        -------     -----   ------      ----         ------
Interest-bearing
  liabilities:
  Deposits...............  $  (221)  $   207      $ (9)       $   (23)    $ 176   $  190      $  2         $  368
  FHLB advances..........      111      (608)      (18)          (515)      313      727        76          1,116
                           -------   -------      ----        -------     -----   ------      ----         ------
  Total interest-bearing
    liabilities..........     (110)     (401)      (27)          (538)      489      917        78          1,484
                           -------   -------      ----        -------     -----   ------      ----         ------
Increase (decrease) in
  net interest income....  $  (935)  $  (698)     $231        $(1,402)    $(332)  $  549      $(58)        $  159
                           =======   =======      ====        =======     =====   ======      ====         ======

     Net Income. The Company reported consolidated net income of $33,000 for fiscal 2001 and a consolidated net loss of $3.0 million and consolidated net income of $851,000 for the fiscal years ended December 31, 2000 and 1999, respectively. The net income of $33,000 for the year ended December 31, 2001 represented a $3.0 million increase from the $3.0 million net loss for the same period in 2000. This increase was primarily the result of decreases in the provision for losses on loans of $6.1 million and total other expenses of $177,000. This was partially offset by an income tax expense of $25,000 for the year ended December 31, 2001 compared to income tax benefit of $1.9 million for the same period in 2000. In addition, net interest income before provision for loan losses decreased 24.1% or $1.4 million. The primary reason for the decrease of $177,000 in other expenses was a $96,000 gain on termination of the pension plan, net of excise tax.

     The net loss of $3.0 million for the year ended December 31, 2000 represented a $3.8 million decrease from the $851,000 net income for the same period in 1999. This decrease was primarily the result of increases in the provision for losses on loans of $5.9 million and increases in total other expenses of $489,000. This was partially offset by an income tax benefit of $1.9 million for the year ended December 31, 2000 compared to an income tax expense of $528,000 for the same period in 1999. In addition, net interest income before provision for loan losses increased 2.8% or $159,000.

     Net Interest Income. Net interest income before provision for loan losses amounted to $4.4 million during fiscal 2001, compared to $5.8 million during fiscal 2000 and compared to $5.7 million during fiscal 1999. During fiscal 2001, the $1.4 million or 24.1% decrease in net interest income compared with fiscal 2000 was primarily attributable to a decrease in average loans receivable and a decrease in yields earned on average loans receivable. A decrease of $10.9 million occurred in average total loans receivable for fiscal 2001 compared to fiscal 2000 of which $7.3 million and $4.1 million was attributable to commercial business and one-to-four family residential loans, respectively. Average rates earned on loans receivable fell from 7.71% in 2000 to 7.24% in 2001.

     The $1.9 million decrease in total interest income during the year ended December 31, 2001 over the prior comparable period was primarily due to a $1.6 million or 12.6% decrease in interest and fees on loans and a

$566,000 decrease in interest and dividends on other investment securities. The decrease in interest earned on loans during fiscal 2001 was primarily due to a decline in average balances of loans receivable of $10.9 million or 6.8%. In addition, average rates earned on loans receivable fell from 7.71% in 2000 to 7.24% in 2001.

     The decrease in interest expense in 2001, compared with 2000, of $538,000 was primarily a result of a decrease in the Savings Bank's average interest-bearing FHLB advances from $67.1 million to $57.2 million. Management utilized an excess cash position to decrease average borrowings in 2001. In addition, interest expense fell due to a decrease in the average rate paid on interest-bearing liabilities from 4.77% during fiscal 2000 to 4.60% during fiscal 2001.

     During fiscal 2000, the $159,000 or 2.8%, increase in net interest income compared with fiscal 1999 was primarily attributable to an increase in total loans receivable. An increase of $21.6 million occurred in average total loans receivable for fiscal 2000 compared to fiscal 1999 of which $13.6 million was attributable to one-to-four family residential loans. Average balances of interest-earning assets increased $18.7 million or 10.2% while average interest-bearing liabilities increased $18.0 million, or 10.5%. The growth in average balances on interest-earning assets was the primary reason for the increased interest income of $1.6 million or 12.5% while the increased interest expense of $1.5 million or 19.7% occurred due to higher volume and rates.

     The $1.6 million increase in total interest income during the year ended December 31, 2000 over the prior comparable period was primarily due to a $1.7 million or 16.4% increase in interest and fees on loans. The increase in interest earned on loans during fiscal 2000 was primarily due to a rise in average balances of loans receivable of $21.6 million or 15.6%. Management continued to grow its traditional one-to-four family residential loans from $96.2 million at December 31, 1999 to $103.3 million at December 31, 2000.

     The increase in interest expense in 2000, compared with 1999, was primarily a result of an increase in the Savings Bank's average interest-bearing liabilities from $171.2 million to $189.2 million. This increase resulted from an increased volume of average deposits of $4.9 million or 4.2% and a $13.1 million or 24.2% increase in average borrowings. The increase in average borrowings developed to fund the growth in assets, primarily loans, of the Savings Bank. In addition, interest expense rose due to an increase in the average rate paid on interest-bearing liabilities from 4.40% during fiscal 1999 to 4.77% during fiscal 2000.

     Provision for Loan Losses. For the year ended December 31, 2001, the provision for loan losses was $285,000. For the two years ended December 31, 2000 and 1999, provisions for loan losses were $6.4 million and $438,000, respectively. The decrease in provision for loan losses of $6.1 million for fiscal 2001 when compared to fiscal 2000 primarily resulted from a reduction in total and nonperforming commercial business and commercial real estate loans. Total commercial business and commercial real estate loans fell from $32.1 million at December 31, 2000 to $18.2 million at December 31, 2001. Total nonperforming commercial business and commercial real estate loans decreased from $5.4 million at December 31, 2000 to $1.6 million at December 31, 2001. These reductions occurred mainly due to the Bank completing a packaged commercial loan sale of approximately forty-nine loans to a third party in the fourth quarter 2001. The total face amount of the loans sold was $6.35 million of which $2.0 million had been charged-off prior to the sale. This sale resulted in a $1.9 million reduction in allowance for loan losses, but eliminated future losses with respect to such sold loans. Certain of these sold loans totaling $986,000 are accounted for as a financing transaction as defined by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities -- a Replacement of SFAS No. 125." See Note 8 of the "Notes to Consolidated Financial Statements" for further information. The Savings Bank establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

     - A detailed review of all criticized and impaired loans is performed to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     - The application of reserve allocations to all outstanding loans, except commercial business and commercial real estate loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, borrowers' experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

     - The application of reserve allocations for all commercial business and commercial real estate loans are calculated by using a risk rating system. All loans are assigned one of ten risk ratings based upon an internal review. For those loans where specific reserves are not established, reserve factors are applied to the outstanding loans in each risk rating, for purposes of determining the required reserves.

     - The maintenance of a general reserve occurs in order to provide for management judgement and considers the impact of factors not fully reflected in historical loss experience. It also considers the impact of unknown events or circumstances that have occurred, but have not yet been identified by the Savings Bank through its credit administration process. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.

     After completion of this process, management evaluates the adequacy of the existing reserve and establishes the provision level for the next month. When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Savings Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the year ended December 31, 2001, the Savings Bank charged off ten commercial real estate loans totaling $1.6 million, thirty-one commercial business loans totaling $731,000 and seventeen consumer loans totaling $275,000. These charged-off amounts include the $1.9 million associated with the fourth quarter 2001 commercial loan sale.

     Although management utilizes its best judgment in providing for losses, there can be no assurance that the Savings Bank will not have to increase its provision for loan losses in the future as a result of future deterioration in commercial and consumer loans, future changes in the economy or for other adverse reasons discovered from the methodology described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's provision for loan losses and the carrying value of its nonperforming assets based on their judgments from information available at the time of their examination. The OTS last examined the Savings Bank as of June 30, 2001. The Savings Bank will continue its review of the commercial loan portfolio for any further developments and the allowance for loan loss will be adjusted accordingly.

     Other Income. Total other income amounted to $951,000 for the year ended December 31, 2001, an increase of $30,000 or 3.3% from the $921,000 earned in fiscal 2000. Total other income, excluding gain on sale of investments and fixed assets and loss on foreclosed property, amounted to $871,000 for the year ended December 31, 2001, a decrease of $54,000 or 5.8% from the $925,000 earned in fiscal 2000. Decreased transaction fees of $53,000 accounted for this difference.

     Total other income amounted to $921,000 for the year ended December 31, 2000, an increase of $51,000 or 5.9% from the $870,000 earned in fiscal 1999. Increased transaction fees of $131,000 accounted for the rise in total other income. The increase in transaction fees occurred due to an increase in transaction accounts, which include interest-bearing and non-interest-bearing checking accounts, from $21.0 million at December 31, 1999 to $22.9 million at December 31, 2000. The additional transaction accounts have also resulted in increased costs due to higher employee manhours to administer such transactions.

     Other Expenses. Total other expenses amounted to $5.0 million for the year ended December 31, 2001, a decrease of $177,000 or 3.4% from the $5.2 million incurred in fiscal 2000. The major factors for this decrease were $143,000 reduction in salaries and employee benefits, a $60,000 decrease in premises and occupancy costs and a $96,000 gain on termination of the pension plan, net of excise tax. This was partially offset by a $145,000 increase in legal and professional expenses associated with continuing to rectify asset quality concerns. The

$143,000 decrease in salaries and employee benefits occurred mainly due to a reduction in pension plan periodic expenses.

     Total other expenses amounted to $5.2 million for the year ended December 31, 2000, an increase of $489,000 or 10.4% from the $4.7 million incurred in fiscal 1999. The major factors for this increase were legal and consulting fees associated with rectifying asset quality concerns and regulatory matters raised in the Supervisory Agreement entered into with the OTS. Legal fees and consulting fees rose $140,000 and $122,000, respectively, in fiscal 2000 as compared to fiscal 1999. Another reason for the increases in total other expenses was a $78,000 or 3.2% rise in salaries and employee benefits. This increase occurred due to the hiring of two additional full-time employees in order to strengthen the commercial loan area and approved salary increases for its existing employees.

     Income Taxes. For the fiscal year ended December 31, 2001, the Company had an income tax expense of $25,000 as compared to an income tax benefit of $1.9 million and an income tax expense of $528,000 for the fiscal years ended December 31, 2000 and 1999, respectively. The effective tax rate was 43.0% during the year ended December 31, 2001, compared to 38.8% during the year ended 2000, and 38.3% in fiscal 1999. For further information, see Note 12 of the "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows are categorized as to whether they relate to the operating, investing or financing activities of the Company or the Savings Bank. Cash flow from operating activities includes net income plus or minus non-cash income statement items. Cash flow from investing activities includes proceeds from the sale or maturity of investment securities, principal payments collected on loans and mortgage-backed and related securities, loan originations and purchases of investments and mortgage-backed and related securities. Cash flow from financing activities includes the increase or decrease in deposits, borrowings and escrows.

     During the years ended December 31, 2001 and 2000, the Company's operating activities provided net cash of approximately $1.2 million and $1.4 million, respectively. The $1.2 million net cash provided during the year ended December 31, 2001 was primarily due to a $1.1 million increase in other liabilities, $359,000 decrease in accrued interest receivable, $285,000 in provision for loan losses and $262,000 in depreciation of premises and equipment that was partially offset by a $788,000 increase in other assets and a $315,000 decrease in accrued interest payable. The $1.4 million net cash provided during the year ended December 31, 2000 was primarily due to $6.4 million in provision for loan losses and $317,000 in depreciation of premises and equipment that was partially offset by a net loss of $3.0 million and an increase in deferred income taxes of $2.0 million. The $1.9 million net cash provided during the year ended December 31, 1999 was primarily due to $851,000 in net income, $438,000 in provision for loan losses, and $344,000 in depreciation of premises and equipment.

     Net cash provided by investing activities was $16.7 million for the year ended December 31, 2001. The reasons for this $16.7 million increase were the Savings Bank received $15.6 million in principal payments on existing loans in excess of new loans originated and $18.0 million in proceeds from calls of investment securities which were partially offset by $20.2 million purchases of available for sale investment and mortgage-backed securities. Net cash used by investing activities was $4.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, the Savings Bank originated $8.8 million in new loans in excess of principal payments received on existing loans which was partially offset by $1.7 million of principal payments on mortgaged-backed securities and a maturity of $1.0 million held to maturity security. Net cash used by investing activities was $29.4 million for the year ended December 31, 1999. The primary reason for the $29.4 million net cash used by investing activities was that the Savings Bank originated $27.5 million in new loans in excess of principal payments received on existing loans.

     During fiscal 2001, the Savings Bank experienced an $8.0 million decrease in net cash provided by financing activities primarily due to $10.5 million in payments on Federal Home Loan Bank advances. This was partially offset by an increase in deposit accounts of $2.7 million. During fiscal 2000, the Savings Bank experienced a $3.8 million increase in net cash provided by financing activities primarily due to increases in certificate accounts of $2.2 million and increases in net Federal Home Loan Bank advances of $3.3 million. This was partially offset by a decrease in money market, NOW and passbook savings accounts ("Core Deposits") of $893,000, purchases of treasury stock of $453,000 and cash dividends of $202,000. Net cash provided by financing activities for the year ended December 31, 1999, was $22.5 million, attributable to increases in core deposits and certificate accounts of $8.9 million and $1.9 million, respectively, and increases in net Federal Home Loan Bank advances of $12.0 million. This was partially offset by cash dividends paid of $236,000 and treasury stock purchases of $85,000.

     The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. The primary sources of funds for the Company are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Company, loan repayments from the loan made by the Company, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Company held at Savings Bank and short-term investments. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the ALCO. In addition, the Savings Bank invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At December 31, 2001, the Savings Bank's maximum borrowing capacity with the FHLB of Pittsburgh was $103.8 million of which $55.8 million was borrowed pursuant to various term loans with maturities of less than ten years.

     Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, interest-bearing deposits with other institutions (including the FHLB of Pittsburgh), U.S. Government, U.S. Government agencies and other qualified investments. On a longer-term basis, the Company, through the operation of the Savings Bank, maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products as described in greater detail under the heading "Business of the Company," which is hereinafter set forth. During the year ended December 31, 2001, the Savings Bank used its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments, to purchase mortgage-backed securities and to increase the Savings Bank's one-to-four family mortgage loan and consumer loan portfolios. The Savings Bank has outstanding loan commitments (i.e. one-to-four family and home equity loan commitments, credit card limits and commercial loan commitments) to extend credit approximating $10.0 million as of December 31, 2001. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $37.9 million.

     Consolidated cash and cash equivalents increased by $9.8 million between December 31, 2000 and December 31, 2001. As of December 31, 2001, the consolidated cash and cash equivalents of the Company amounted to $15.7 million or 8.1% of assets, of which $14.5 million was invested in interest-bearing accounts with the FHLB of Pittsburgh withdrawable on demand. The investment securities (including mortgage-backed securities) of the Company and the Savings Bank were $31.2 million or 16.0% of assets at December 31, 2001. As of December 31, 2001, $500,000 of such investment securities (including mortgage-backed securities) of the Company and the Savings Bank mature within five years or less. The Company's consolidated net interest margin was 2.28% for the year ended December 31, 2001 compared to 2.89% for the same period in 2000.

     Consolidated cash and cash equivalents increased by $673,000 between December 31, 1999 and December 31, 2000. As of December 31, 2000, the consolidated cash and cash equivalents of the Company amounted to $5.9 million or 2.9% of assets, of which $4.6 million was invested in interest-bearing accounts with the FHLB of Pittsburgh withdrawable on demand. The investment securities (including mortgage-backed securities) of the Company and the Savings Bank was $31.2 million or 15.4% of assets at December 31, 2000. As of December 31, 2000, $502,000 of such investment securities (including mortgage-backed securities) of the Company and the Savings Bank mature within one year or less and $3.5 million have maturities of one to five years. The Company's consolidated net interest margin was 2.89% for the year ended December 31, 2000 compared to 3.10% for the same period in 1999.

     Management of the Savings Bank believes that the Savings Bank has adequate resources, including principal prepayments and repayments of loans, mortgage-backed securities and maturing investments and access to loans from the FHLB of Pittsburgh, to fund all of its commitments to the extent required and to maintain flexibility to meet other market changes. Management believes that a significant portion of maturing deposits will remain with the Savings Bank. See
Note 9 of the Notes to Consolidated Financial Statements.

     The Savings Bank is required by the OTS to maintain average daily balances of liquid assets (as defined in OTS regulations) in an amount equal to 4.0% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank's average monthly liquidity ratio at December 31, 2001 was 39.6%.

     The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Savings Bank. On an unconsolidated basis, the Company has no paid employees. The Company has entered into a reimbursement agreement with the Savings Bank pursuant to which the Company will reimburse the Savings Bank for certain work performed by Savings Bank employees at the Company level. At December 31, 2001, the Company's assets consist of its investment in the Savings Bank, its receivable from the ESOP, a loan totaling $200,000, debt and equity investments with an aggregate market value of $854,000 at December 31, 2001, interest-bearing deposits of $29,000, other assets of $160,000 and deposits maintained with the Savings Bank. At December 31, 2001, the Company had borrowed $314,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law. Its sources of income will consist of earnings from the investment in such debt and equity securities, interest on such deposits and interest from the ESOP obligation and the repayment from the one loan. The only expenses of the Company relate to its reporting obligations to the OTS, its reporting obligations under the Exchange Act and related expenses to operate as a publicly traded company. Management believes that the Company and the Savings Bank currently have adequate liquidity available to respond to its obligations.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's consolidated assets and liabilities are critical to the maintenance of acceptable performance levels.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     The impact and adoption of these standards is not expected to materially affect the Company's financial condition or results of operations.

EARNINGS PER COMMON SHARE

     The Company follows SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

     The following table reflects the calculation of earnings per share under SFAS No. 128.

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              2001        2000          1999
                                            --------   -----------   ----------
Basic earnings (loss) per share(1):
  Net income (loss).......................  $ 32,816   $(2,964,160)  $  851,314
  Average shares outstanding..............   978,678       984,641    1,025,154
  Earnings (loss) per share...............  $    .03   $     (3.01)  $     0.83
Diluted earnings (loss) per share(1):
  Net income (loss).......................  $ 32,816   $(2,964,160)  $  851,314
  Average shares outstanding..............   978,678       984,641    1,025,154
  Stock options...........................         8            --          169
                                            --------   -----------   ----------
  Diluted average shares outstanding......   978,686       984,641    1,025,323
  Earnings (loss) per share...............  $    .03   $     (3.01)  $     0.83

---------------

(1) On February 17, 1999, the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 which was paid on March 19, 1999. In addition, on May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 which was paid on June 15, 2001. All per share data have been restated to reflect the stock dividends.

     Options to purchase 96,759, 106,210 and 94,826 shares of common stock were outstanding during fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

MERGER OF THE COMPANY

     See a description of the Company's planned merger with Northwest Bancorp under "Business of the Company" on page 3. The terms of such merger agreement may have a significant effect on the assets, liabilities, operations and cash flows of the Company under certain circumstances. For instance, the merger agreement imposes significant restrictions on the discretionary authority of the management of the Company to perform certain acts without the consent of Northwest Bancorp, Inc. In addition, the Company may be required to pay a penalty of $1 million upon certain circumstances if the merger is not accomplished. See "Item 1. Business of the Company" on page 3 for more information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management."

ITEM 8.  FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board
of Directors of Prestige Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Prestige Bancorp, Inc. (a Pennsylvania Corporation) (the Corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prestige Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 18, 2002

                             PRESTIGE BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
ASSETS:
  Cash and due from banks...................................  $  1,242,333   $  1,223,252
  Interest-bearing deposits with banks......................    14,479,347      4,647,771
  Investment securities--
     Available for sale.....................................    25,045,805      8,911,314
     Held to maturity (market value $6,240,703 and
       $21,924,761, respectively)...........................     6,173,341     22,243,491
  Loans.....................................................   139,249,088    156,937,253
  Less -- Deferred costs, net...............................       (48,388)       (15,244)
       Allowance for loan losses............................     1,166,606      3,387,779
       Loans in process.....................................       630,795        148,120
                                                              ------------   ------------
          Net loans.........................................   137,500,075    153,416,598
                                                              ------------   ------------
  Federal Home Loan Bank stock, at cost.....................     2,790,000      3,689,900
  Premises and equipment, net...............................     2,149,562      2,343,491
  Accrued interest receivable...............................       942,307      1,301,026
  Deferred tax asset, net...................................     2,152,870      2,411,016
  Other assets..............................................     2,309,911      1,587,097
                                                              ------------   ------------
          Total assets......................................  $194,785,551   $201,774,956
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits--
     Noninterest-bearing deposits...........................  $  6,640,440   $  8,023,201
     Interest-bearing deposits..............................   117,810,263    113,770,089
                                                              ------------   ------------
          Total deposits....................................   124,450,703    121,793,290
  Federal Home Loan Bank advances...........................    55,800,000     66,300,000
  Advance payments by borrowers for taxes and insurance.....       734,813        884,319
  Accrued interest payable..................................       333,043        648,145
  Other liabilities.........................................     1,709,744        599,270
                                                              ------------   ------------
          Total liabilities.................................   183,028,303    190,225,024
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 5,000,000 shares
     authorized, none issued................................            --             --
  Common stock, $1.00 par value; 10,000,000 shares
     authorized, 1,301,511 shares issued at December 31,
     2001; 1,162,313 shares issued at December 31, 2000.....     1,301,511      1,162,313
  Treasury stock at cost; 242,140 shares at December 31,
     2001 and December 31, 2000, respectively...............    (2,699,348)    (2,699,348)
  Additional paid in capital................................    12,780,907     11,588,778
  Unearned ESOP shares......................................      (574,280)      (615,670)
  Retained earnings.........................................     1,085,469      2,377,690
  Accumulated other comprehensive loss......................      (137,011)      (263,831)
                                                              ------------   ------------
          Total stockholders' equity........................    11,757,248     11,549,932
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $194,785,551   $201,774,956
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
INTEREST INCOME:
  Interest and fees on loans..........................  $10,770,613   $12,321,324   $10,582,966
  Interest on mortgage-backed securities..............      610,849       661,392       761,098
  Interest and dividends on other investment
     securities.......................................    1,173,490     1,738,795     1,634,498
  Interest on deposits in other financial
     institutions.....................................      342,268       115,176       215,844
                                                        -----------   -----------   -----------
     Total interest income............................   12,897,220    14,836,687    13,194,406
                                                        -----------   -----------   -----------
INTEREST EXPENSE:
  Interest on deposits................................    4,869,998     4,892,599     4,525,058
  Advances from Federal Home Loan Bank................    3,607,974     4,123,462     3,006,736
                                                        -----------   -----------   -----------
     Total interest expense...........................    8,477,972     9,016,061     7,531,794
     Net interest income..............................    4,419,248     5,820,626     5,662,612
                                                        -----------   -----------   -----------
PROVISION FOR LOAN LOSSES.............................      285,000     6,382,865       438,000
                                                        -----------   -----------   -----------
     Net interest income (loss) after provision for
       loan losses....................................    4,134,248      (562,239)    5,224,612
                                                        -----------   -----------   -----------
OTHER INCOME:
  Fees and service charges............................      855,829       909,201       777,948
  Gain on sale of investments.........................       34,395         9,491        72,789
  Gain on sale of fixed assets........................       46,434         2,660         5,370
  Loss on sale of foreclosed property.................       (1,205)      (16,978)           --
  Other income, net...................................       15,336        16,486        13,684
                                                        -----------   -----------   -----------
     Total other income...............................      950,789       920,860       869,791
                                                        -----------   -----------   -----------
OTHER EXPENSES:
  Salaries and employee benefits......................    2,412,918     2,556,030     2,478,436
  Gain on termination of pension plan, net of excise
     tax..............................................      (95,769)           --            --
  Premises and occupancy costs........................      532,828       592,781       584,211
  Federal deposit insurance premiums..................       61,118        24,864        65,151
  Data processing costs...............................      285,847       276,642       257,581
  Advertising costs...................................      107,190       130,024       118,764
  Transaction processing costs........................      324,298       350,280       309,491
  ATM transaction fees................................      164,594       184,132       151,817
  Legal and professional expenses.....................      666,979       522,418       252,324
  Other expenses......................................      567,447       566,331       497,055
                                                        -----------   -----------   -----------
     Total other expenses.............................    5,027,450     5,203,502     4,714,830
                                                        -----------   -----------   -----------
     Income (loss) before income tax expense
       (benefit)......................................       57,587    (4,844,881)    1,379,573
INCOME TAX EXPENSE (BENEFIT)..........................       24,771    (1,880,721)      528,259
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $    32,816   $(2,964,160)  $   851,314
                                                        ===========   ===========   ===========
PER COMMON SHARE DATA(1):
  Basic:
     Net income (loss)................................  $      0.03   $     (3.01)  $      0.83
                                                        ===========   ===========   ===========
     Average number of common shares outstanding......      978,678       984,641     1,025,154
                                                        -----------   -----------   -----------
  Diluted:
     Net income (loss)................................  $      0.03   $     (3.01)  $      0.83
                                                        ===========   ===========   ===========
     Average number of common shares outstanding......      978,686       984,641     1,025,323
                                                        -----------   -----------   -----------
  Cash dividends declared.............................  $        --   $      0.19   $      0.21
                                                        ===========   ===========   ===========

---------------

(1) On February 17, 1999, the Board of Directors declared a 5% stock dividend to shareholders of record of March 2, 1999 payable on March 19, 1999. In addition, on May 16, 2001, the Board declared a 12% stock dividend to shareholders of record of June 1, 2001 payable on June 15, 2001. All per share data have been restated to reflect the stock dividends.

        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  COMMON                                                            ACCUMULATED
                                                  STOCK                    ADDITIONAL    UNEARNED                      OTHER
                                COMPREHENSIVE   $1.00 PAR     TREASURY       PAID-IN       ESOP       RETAINED     COMPREHENSIVE
                                INCOME (LOSS)     VALUE         STOCK        CAPITAL      SHARES      EARNINGS     (LOSS) INCOME
                                -------------   ----------   -----------   -----------   ---------   -----------   -------------
BALANCE, December 31, 1998....                   1,100,090    (2,161,243)   10,727,677    (690,380)    5,826,182       (42,421)
  Allocation of 4,878 ESOP
    shares....................                          --            --        23,743      36,070            --            --
  Cash dividends declared.....                          --            --            --          --      (236,380)           --
  Treasury stock purchases,
    7,840
    Shares....................                          --       (85,375)           --          --            --            --
  Stock dividend declared:
    Common stock (5% per
      share)..................                      62,223            --       830,321          --      (892,544)           --
    Cash in lieu of stock.....                          --            --            --          --        (4,901)           --
  Net income..................   $   851,314            --            --            --          --       851,314            --
  Net unrealized losses on
    available for sale
    securities, net of tax of
    $228,698..................      (343,047)           --            --            --          --            --      (343,047)
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $24,749...................       (48,040)           --            --            --          --            --       (48,040)
                                 -----------    ----------   -----------   -----------   ---------   -----------     ---------
  Comprehensive income........   $   460,227
                                 ===========
BALANCE, December 31, 1999....                   1,162,313    (2,246,618)   11,581,741    (654,310)    5,543,671      (433,508)
  Allocation of 5,226 ESOP
    shares....................                          --            --         7,037      38,640            --            --
  Cash dividends declared.....                          --            --            --          --      (201,821)           --
  Treasury stock purchases,
    49,110 shares.............                          --      (452,730)           --          --            --            --
  Net loss....................   $(2,964,160)           --            --            --          --    (2,964,160)           --
  Net unrealized gains on
    available for sale
    securities, net of tax of
    $109,259..................       163,888            --            --            --          --            --       163,888
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $3,702....................         5,789            --            --            --          --            --         5,789
                                 -----------    ----------   -----------   -----------   ---------   -----------     ---------
  Comprehensive loss..........   $(2,794,483)
                                 ===========
BALANCE, December 31, 2000....                  $1,162,313   $(2,699,348)  $11,588,778   $(615,670)  $ 2,377,690     $(263,831)
  Allocation of 5,598 ESOP
    shares....................                          --            --         8,946      41,390            --            --
  Net income..................   $    32,816            --            --            --          --        32,816            --
  Net unrealized gains on
    available for sale
    securities, net of tax of
    $71,715...................       107,572            --            --            --          --            --       107,572
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $15,147...................        19,248            --            --            --          --            --        19,248
  Stock dividend declared:
      Common stock (12% per
        share)................                     139,198            --     1,183,183          --    (1,322,381)           --
      Cash in lieu of stock...                          --            --            --          --        (2,656)           --
                                 -----------    ----------   -----------   -----------   ---------   -----------     ---------
  Comprehensive income........   $   159,636
                                 ===========
BALANCE, December 31, 2001....                  $1,301,511   $(2,699,348)  $12,780,907   $(574,280)  $ 1,085,469     $(137,011)
                                                ==========   ===========   ===========   =========   ===========     =========


                                   TOTAL
                                -----------
BALANCE, December 31, 1998....   14,759,905
  Allocation of 4,878 ESOP
    shares....................       59,813
  Cash dividends declared.....     (236,380)
  Treasury stock purchases,
    7,840
    Shares....................      (85,375)
  Stock dividend declared:
    Common stock (5% per
      share)..................           --
    Cash in lieu of stock.....       (4,901)
  Net income..................      851,314
  Net unrealized losses on
    available for sale
    securities, net of tax of
    $228,698..................     (343,047)
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $24,749...................      (48,040)
                                -----------
  Comprehensive income........
BALANCE, December 31, 1999....   14,953,289
  Allocation of 5,226 ESOP
    shares....................       45,677
  Cash dividends declared.....     (201,821)
  Treasury stock purchases,
    49,110 shares.............     (452,730)
  Net loss....................   (2,964,160)
  Net unrealized gains on
    available for sale
    securities, net of tax of
    $109,259..................      163,888
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $3,702....................        5,789
                                -----------
  Comprehensive loss..........
BALANCE, December 31, 2000....  $11,549,932
  Allocation of 5,598 ESOP
    shares....................       50,336
  Net income..................       32,816
  Net unrealized gains on
    available for sale
    securities, net of tax of
    $71,715...................      107,572
  Reclassification adjustment
    for gains realized in net
    income net of tax of
    $15,147...................       19,248
  Stock dividend declared:
      Common stock (12% per
        share)................           --
      Cash in lieu of stock...       (2,656)
                                -----------
  Comprehensive income........
BALANCE, December 31, 2001....  $11,757,248
                                ===========

        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001           2000            1999
                                                              ------------   -------------   ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $     32,816   $  (2,964,160)  $    851,314
                                                              ------------   -------------   ------------
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities--
  Depreciation of premises and equipment....................       261,807         317,403        344,145
  Amortization of premiums and discounts, net...............       (29,312)           (257)        16,821
  Non cash compensation expense related to MRP Plan.........        64,688         135,172        223,990
  Non cash compensation expense related to ESOP benefit.....        60,306          58,397         75,098
  Loss on sale of mutual funds..............................            --              --         17,625
  Loss on sale of available for sale investment
    securities..............................................            --           8,877             --
  Loss on sale of available for sale mortgage-backed
    securities..............................................            --           2,270             --
  Gain on sale of equity securities.........................       (29,883)        (20,637)       (90,414)
  Gain on calls of held to maturity investment securities...        (2,741)             --             --
  Gain on sale of premises and equipment....................        (1,778)             --             --
  Provision for loan losses.................................       285,000       6,382,865        438,000
  Increase (decrease) in other liabilities..................     1,100,504          89,992        (27,926)
  (Decrease) increase in accrued interest payable...........      (315,102)        225,174        188,529
  Decrease in income taxes payable..........................            --        (163,736)        (8,350)
  Decrease (increase) in deferred income taxes, net.........       173,600      (1,976,017)      (197,130)
  Decrease (increase) in accrued interest receivable........       358,719        (123,546)       (60,920)
  (Increase) decrease in other assets.......................      (787,502)       (532,783)       116,590
                                                              ------------   -------------   ------------
      Total adjustments.....................................     1,138,306       4,403,174      1,036,058
                                                              ------------   -------------   ------------
      Net cash provided by operating activities.............     1,171,122       1,439,014      1,887,372
                                                              ------------   -------------   ------------
INVESTING ACTIVITIES:
  Loan originations.........................................   (35,240,124)    (52,152,380)   (73,366,281)
  Principal payments on loans...............................    48,340,003      43,315,270     45,882,762
  Proceeds from loans sold..................................     2,531,644              --             --
  Proceeds from calls and maturities of held to maturity
    investment securities...................................    14,500,000       1,000,000      3,500,000
  Proceeds from calls of available for sale investment
    securities..............................................     3,500,000              --             --
  Proceeds from sale of available for sale mutual funds.....            --              --        733,931
  Proceeds from sale of available for sale mortgaged-backed
    securities..............................................            --         593,798             --
  Proceeds from sale and calls of available for sale
    investment securities...................................            --         991,126      1,000,000
  Proceeds from sale of equity securities...................       260,893         197,939        199,690
  Return of capital on investment securities................            --              --         10,530
  Purchases of held to maturity investment securities.......            --              --     (4,500,000)
  Purchases of available for sale investment securities.....   (10,213,002)        (36,307)    (2,614,983)
  Principal payments on available for sale mortgage-backed
    securities..............................................       591,604         625,772        514,078
  Principal payments on held to maturity mortgage-backed
    securities..............................................     1,373,744       1,049,212      1,727,584
  Principal payments on held to maturity investment
    securities..............................................       196,023          62,372        372,797
  Purchases of available for sale mortgage-backed
    securities..............................................   (10,000,300)             --     (1,500,000)
  Purchases of premises and equipment.......................      (103,100)       (157,549)      (212,881)
  Proceeds from sale of premises and equipment..............        37,000              --             --
  Redemption (purchase) of Federal Home Loan Bank stock.....       899,900         (41,000)    (1,100,000)
                                                              ------------   -------------   ------------
      Net cash provided (used) by investing activities......    16,674,285      (4,551,747)   (29,352,773)
                                                              ------------   -------------   ------------
FINANCING ACTIVITIES:
  (Decrease) increase in advance payments by borrowers for
    taxes and insurance.....................................      (149,506)       (183,689)        44,778
  Purchases of MRP shares...................................            --          (1,850)            --
  Proceeds from Federal Home Loan Bank advances.............            --     180,250,000     51,100,000
  Payments on Federal Home Loan Bank advances...............   (10,500,000)   (176,927,000)   (39,100,000)
  Net increase (decrease) in money market, NOW and passbook
    savings accounts........................................     1,960,722        (893,453)     8,912,540
  Net increase in certificate accounts......................       696,691       2,195,986      1,880,095
  Purchases of treasury stock...............................            --        (452,730)       (85,375)
  Common stock cash dividends paid..........................            --        (201,821)      (236,380)
  Cash in lieu of stock dividend on fractional shares.......        (2,657)             --         (4,901)
                                                              ------------   -------------   ------------
      Net cash (used) provided by financing activities......    (7,994,750)      3,785,443     22,510,757
                                                              ------------   -------------   ------------
      Net increase (decrease) in cash and cash
        equivalents.........................................     9,850,657         672,710     (4,954,644)
CASH AND CASH EQUIVALENTS, beginning of year................     5,871,023       5,198,313     10,152,957
                                                              ------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of year......................  $ 15,721,680   $   5,871,023   $  5,198,313
                                                              ============   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes................  $     21,400   $     801,100   $    700,600
                                                              ============   =============   ============
  Cash paid during the year for interest on deposits and
    borrowings..............................................  $  8,793,073   $   8,790,886   $  7,343,265
                                                              ============   =============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
  Loans transferred to real estate owned....................  $         --   $     179,149   $         --
                                                              ============   =============   ============

        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

     Prestige Bancorp, Inc. through its wholly-owned subsidiary, the Bank, is primarily engaged in the business of attracting deposits in the form of savings accounts and investing such funds in the origination or purchase of commercial loans, residential mortgage loans and consumer loans, including credit card services, and in mortgage-backed and other securities. The Bank conducts its business through four offices located in the greater Pittsburgh metropolitan area.

REGULATIONS

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

                             PRESTIGE BANCORP, INC.

     The Corporation has worked closely with the OTS to implement the Supervisory Agreement and believes it has materially complied with the Agreement to date.

     The following comprise the significant accounting policies that the Corporation follows in preparing and presenting its financial statements:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the accompanying statements of cash flows include cash and due from banks and interest-bearing deposits primarily with banks. Interest-bearing deposits are on deposit with domestic banks and are due within three months. The Corporation had no deposits in foreign banks or in foreign branches of United States banks. Cash and due from banks at December 31, 2001 and 2000 included $478,000 and $492,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations. In addition, cash and due from banks at December 31, 2001 and 2000 include $23,000 and $0, respectively, of reserves required to be maintained under our credit card program.

INVESTMENT SECURITIES

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Corporation has the ability to hold the securities until maturity. Debt securities classified as held to maturity are carried on the Corporation's books at cost, adjusted for amortization of premium and accretion of discount using the interest method. Alternatively, investments are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the investments as part of the Corporation's asset/liability management strategy. Investments classified as available for sale include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and included in other comprehensive income (loss) on a net of tax basis. Gains or losses on the sale of available for sale securities are recognized in income upon realization using the specific identification method. The Corporation presently is not authorized by its Board of Directors and does not engage in trading activity.

LOANS RECEIVABLE

     Loans receivable are stated at their unpaid principal balances, including any allowances for inherent loss.

     Interest on loans is credited to income as earned. Accrual of interest income is discontinued when reasonable doubt exists regarding collectability, generally when payment of principal or interest is 90 days or more past due and repayment is less than assured. For loans that have been placed on a nonaccrual basis, previously accrued but unpaid interest is reversed and subsequently recognized only to the extent payment is received and recovery of principal is assured. Generally, consumer loans are considered losses when 180 days past due.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained to provide for inherent losses in the loan portfolio. It is based on estimates, and ultimate losses may vary from current estimates. These estimates are continually reviewed and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The allowance for loan losses is established through a provision charged to expense.

                             PRESTIGE BANCORP, INC.

     The Bank follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term "impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon (a) the present value of expected future cash flows discounted at the loan's effective interest rate; (b) the observable market price of the impaired loan; or (c) the fair value of the collateral of a collateral dependent loan.

     The Corporation's policy is to review separately each of its commercial business, commercial real estate and commercial real estate construction loans in order to determine if a loan is impaired. The Corporation also has identified two pools of small-dollar-value homogeneous loans for one-to-four family real estate/construction loans and for consumer loans that are evaluated collectively for impairment. As facts such as a significant delinquency in payments of 90 days or more, a bankruptcy or other circumstances become known on specific loans within either loan pool, individual loans are reviewed and are removed from the pool if deemed to be impaired.

     The Corporation considers its specifically identified impaired loans to be collateral dependent; therefore, the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. For its two loan pools, the Corporation calculates expected loan losses using a formula approach based upon historical experience and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions. The Corporation's policy is to recognize interest on a cash basis for impaired loans and to charge off impaired loans when deemed uncollectable.

ORIGINATION FEES AND COSTS

     The Corporation defers all nonrefundable fees and capitalizes all material direct costs associated with each loan originated. The deferred fees and capitalized costs are accreted or amortized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Corporation's historical prepayment experience.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the related assets that are from 2 to 50 years. Repairs and maintenance are charged to expense as incurred.

DEPOSITS

     Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the respective accounts.

EMPLOYEE BENEFITS

     In 2001, the Corporation terminated its noncontributory defined benefit pension plan covering substantially all employees of the Bank. Prior to the termination of the Pension Plan, pension costs were charged to expense. The Bank maintains a 401(k) plan for employees. The Bank does not match any employee contributions.

     Effective June 27, 1996, the Corporation established the ESOP plan, which acquired 77,041 shares, or 104,190 shares adjusted for the 15% stock dividend in the second quarter of 1998, 5% stock dividend in the first quarter of 1999 and 12% stock dividend in the second quarter of 2001 in connection with the Plan of Conversion. As of December 31, 2001 and 2000, 77,664 and 83,262 shares, respectively, remain unearned.

                             PRESTIGE BANCORP, INC.

     On April 23, 1997, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan).

     See Notes 13, 14 and 15 for additional information.

INCOME TAXES

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

EARNINGS PER COMMON SHARE

     The Company follows SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share is computed based upon only the weighted average common shares outstanding. Diluted earnings per share is computed based upon the weighted average common shares outstanding and any dilutive effect of common stock equivalent shares and other convertible securities in the calculation. Treasury shares are treated as retired for earnings per share purposes.

     The following table reflects the calculation of earnings per share under SFAS No. 128.

YEAR ENDED DECEMBER 31,                               2001        2000          1999
-----------------------                             --------   -----------   ----------
Basic earnings (loss) per share(1):
  Net income (loss)...............................  $ 32,816   $(2,964,160)  $  851,314
  Average shares outstanding......................   978,678       984,641    1,025,154
  Earnings (loss) per share.......................  $    .03   $     (3.01)  $      .83
Diluted earnings (loss) per share(1):
  Net income (loss)...............................  $ 32,816   $(2,964,160)  $  851,314
  Average shares outstanding......................   978,678       984,641    1,025,154
  Stock options...................................         8            --          169
                                                    --------   -----------   ----------
  Diluted average shares outstanding..............   978,686       984,641    1,025,323
  Earnings (loss) per share.......................  $    .03   $     (3.01)  $      .83

---------------

(1) On February 17, 1999, the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. In addition, on May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 payable on June 15, 2001. All per share data have been restated to reflect the stock dividends.

     Options to purchase 96,759, 106,210 and 94,826 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, the reporting is required of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the adoption of this standard during the first quarter 1998, some of those changes in equity were displayed in the

                             PRESTIGE BANCORP, INC.

income statement, while others were included directly in balances within a separate component of equity in a statement of financial position.

BUSINESS SEGMENTS

     Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information" ("SFAS 131") requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. The Company is operated as a single segment which is community banking. As such, financial information for this segment does not differ materially from the information provided in the consolidated financial statements.

RISK MANAGEMENT OVERVIEW

     Risk identification and management are essential elements for the successful management of the Corporation. In the normal course of business, the Bank is subject to various types of risk, including interest rate, credit and liquidity risk. The Corporation strives to control and monitor these risks with policies, procedures and various levels of managerial and Board oversight.

     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. The Corporation strives to manage its interest rate risk using its asset liability management policy.

     Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers and purchasing securities. The Corporation's primary credit risk occurs in the loan portfolio. The Corporation uses its credit policy and evaluation of the adequacy of the allowance for loan losses to strive to control and manage credit risk. The Corporation's investment policy indicates the amount of credit risk that may be assumed in the investment portfolio.

     Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and the Federal Home Loan Bank (FHLB). The Corporation uses its asset liability management policy and its FHLB borrowing capacity to strive to manage liquidity risk.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Corporation's most significant estimate is the allowance for loan losses.

FUTURE ACCOUNTING STANDARDS

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

                             PRESTIGE BANCORP, INC.

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

3.  INVESTMENT SECURITIES:

     The cost and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                         DECEMBER 31, 2001
                                        ---------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                           COST         GAINS        LOSSES        VALUE
                                        -----------   ----------   ----------   -----------
U.S. government and government agency
  obligations:
     Due after one and within five
       years..........................  $   500,000    $10,625      $     --    $   510,625
Corporate Debentures:
     Due after ten years..............      494,276         --        38,625        455,651
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates:
     Due after ten years..............    1,446,507      9,072            --      1,455,579
Government National Mortgage
  Association (GNMA) certificates:
     Due after ten years..............    9,939,871      1,751        45,020      9,896,602
Federal National Mortgage Association
  (FNMA) certificates:
     Due after ten years..............    1,069,293      4,692            --      1,073,985
Mutual fund investment................   10,800,838         --           851     10,799,987
Common stock portfolio................    1,023,372         --       169,996        853,376
                                        -----------    -------      --------    -----------
                                        $25,274,157    $26,140      $254,492    $25,045,805
                                        ===========    =======      ========    ===========

     The maturities within the table above are based upon contractual maturity.

                             PRESTIGE BANCORP, INC.

     Investment securities held to maturity:

                                                          DECEMBER 31, 2001
                                          -------------------------------------------------
                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
U.S. government and government agency
  obligations:
     Due after ten years................  $1,108,774    $12,204      $ 3,166     $1,117,812
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates:
     Due after five and within ten
       years............................   1,737,631     59,505           --      1,797,136
     Due after ten years................     709,067         22        4,379        704,710
Government National Mortgage Association
  (GNMA) certificates:
     Due after ten years................   1,164,567     13,587        5,429      1,172,725
Federal National Mortgage Association
  (FNMA) certificates:
     Due after ten years................   1,453,302         --        4,982      1,448,320
                                          ----------    -------      -------     ----------
                                          $6,173,341    $85,318      $17,956     $6,240,703
                                          ==========    =======      =======     ==========

     The maturities within the table above are based upon contractual maturity.

     Investment securities available for sale:

                                                          DECEMBER 31, 2000
                                          -------------------------------------------------
                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
U.S. government and government agency
  obligations:
     Due after one and within five
       years............................  $3,500,000    $ 3,750      $ 23,305    $3,480,445
     Due after five and within ten
       years............................     500,000         --         6,560       493,440
Corporate Debentures:
     Due after ten years................     494,060         --        40,415       453,645
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates:
     Due after ten years................   1,787,580      5,077        22,762     1,769,895
Federal National Mortgage Association
  (FNMA) certificates:
     Due after ten years................   1,226,258         --        16,217     1,210,041
Mutual fund investment..................     589,094         --         4,435       584,659
Common stock portfolio..................   1,254,040         --       334,851       919,189
                                          ----------    -------      --------    ----------
                                          $9,351,032    $ 8,827      $448,545    $8,911,314
                                          ==========    =======      ========    ==========

     The maturities within the table above are based upon contractual maturity.

                             PRESTIGE BANCORP, INC.

     Investment securities held to maturity:

                                                         DECEMBER 31, 2000
                                        ----------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED
                                           COST         GAINS        LOSSES     MARKET VALUE
                                        -----------   ----------   ----------   ------------
U.S. government and government agency
  obligations:
  Due within one year.................  $   501,664    $    --      $  4,615    $   497,049
  Due after five and within ten
     years............................    8,495,957         --       100,122      8,395,835
  Due after ten years.................    6,808,228         --       193,754      6,614,474
Federal Home Loan Mortgage Corporation
  (FHLMC) certificates:
  Due after five and within ten
     years............................    2,295,845     27,701            --      2,323,546
  Due after ten years.................      898,979         --        13,013        885,966
Government National Mortgage
  Association (GNMA) certificates:
  Due after ten years.................    1,516,240      9,654        15,463      1,510,431
Federal National Mortgage Association
  (FNMA) certificates:
  Due after ten years.................    1,726,578         --        29,118      1,697,460
                                        -----------    -------      --------    -----------
                                        $22,243,491    $37,355      $356,085    $21,924,761
                                        ===========    =======      ========    ===========

     The maturities within the table above are based upon contractual maturity.

     Mortgage-backed securities include net unamortized premiums of $38,110 and $4,303 at December 31, 2001 and 2000, respectively.

     U.S. government and government agency obligations and mortgage-backed securities were pledged to secure Federal Home Loan Bank advances.

                             PRESTIGE BANCORP, INC.

4.  LOANS RECEIVABLE:

     Loans receivable at December 31, 2001 and 2000, are summarized as follows:

                                                               2001           2000
                                                           ------------   ------------
Real estate loans:
  1-4 family.............................................  $101,203,473   $103,332,185
  Construction...........................................     1,139,900      1,550,454
     Commercial real estate..............................     7,427,791     15,085,413
                                                           ------------   ------------
                                                            109,771,164    119,968,052
  Less -- Undisbursed loan proceeds......................       630,795        148,120
                                                           ------------   ------------
                                                            109,140,369    119,819,932
Commercial business loans:...............................    10,815,379     17,046,757
Consumer loans:
  Home equity............................................    12,894,128     12,908,169
  Student................................................     2,490,353      2,419,454
  Automobile.............................................     1,771,098      2,738,721
  Collateral.............................................       615,482        729,124
  Credit cards...........................................       455,510        608,438
  Personal unsecured/other...............................       435,974        518,538
                                                           ------------   ------------
                                                             18,662,545     19,922,444
                                                           ------------   ------------
                                                            138,618,293    156,789,133
  Less -- Allowance for loan losses......................     1,166,606      3,387,779
  Deferred loan costs....................................       (48,388)       (15,244)
                                                           ------------   ------------
                                                           $137,500,075   $153,416,598
                                                           ============   ============

     The credit cards and student loans are currently being serviced by a third party.

     At December 31, 2001 and 2000, the majority of the loan portfolio was secured by properties located in Western Pennsylvania. As of December 31, 2001, loans to customers engaged in similar business activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. As of December 31, 2001 and 2000, the Bank had approximately $2,308,000 and $5,691,000 of non-accrual loans. The Bank does not have any other significant off-balance sheet risk except for the commitments referenced in Note 18.

     One-to-four family residential loans were pledged to secure Federal Home Loan Bank advances.

5.  ALLOWANCE FOR LOAN LOSSES:

     Activity with respect to the allowance for loan losses is summarized as follows:

                                                       2001         2000         1999
                                                    ----------   -----------   --------
Balance at beginning of year......................  $3,387,779   $   982,588   $571,183
Provision for loan losses.........................     285,000     6,382,865    438,000
Charge-offs.......................................  (2,614,508)   (3,982,158)   (26,595)
Recoveries........................................     108,335         4,484         --
                                                    ----------   -----------   --------
Balance at end of year............................  $1,166,606   $ 3,387,779   $982,588
                                                    ==========   ===========   ========

                             PRESTIGE BANCORP, INC.

     Of the $2.6 million in charged-off loans in 2001, $1.9 million was associated with the fourth quarter 2001 commercial loan sale. The Bank had loans totaling $2,308,000 and $5,691,000 being specifically identified as impaired and a corresponding allocation reserve of $92,476 and $1,196,000 at December 31, 2001 and 2000, respectively. One non-performing commercial business relationship accounts for $1.4 million or 58.7% of the total non-performing loans. The $1.4 million has an U.S. Government guarantee of the payment of principal. Currently, this commercial business is in bankruptcy and management is working closely in the bankruptcy proceedings to protect its interests.

     The average recorded balances for impaired loans during 2001 and 2000 were $5,298,000 and $2,886,000, respectively. Interest income recognized during the time within the period that the loans were impaired was not significant. For these same loans, the interest income recognized on a cash basis during the period of impairment was not significant.

     The Corporation records real estate owned at the lower of carrying cost or fair value based upon appraisals less estimated cost to sell. The Corporation had real estate owned assets of $271,000 at December 31, 2001 and $163,000 at December 31, 2000.

6.  FEDERAL HOME LOAN BANK STOCK:

     The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 1% of its outstanding mortgage loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of Pittsburgh, whichever is greater, as calculated at December 31 of each year.

7.  PREMISES AND EQUIPMENT:

     Office premises and equipment at December 31, 2001 and 2000, are summarized by major classification as follows:

                                                                 2001         2000
                                                              ----------   ----------
Land........................................................  $  224,817   $  224,817
Building and improvements...................................   2,171,341    2,154,914
Furniture, fixtures and equipment...........................   1,962,072    1,968,708
                                                              ----------   ----------
  Total, at cost............................................   4,358,230    4,348,439
Less -- Accumulated depreciation............................   2,208,668    2,004,948
                                                              ----------   ----------
Premises and equipment, net.................................  $2,149,562   $2,343,491
                                                              ==========   ==========

     Depreciation expense was $261,807, $317,403 and $344,145 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

     The Corporation has entered into various operating leases expiring, with options to renew by the Corporation, at various dates through November 30, 2011 for office space for two of its branch operations. During the years ended December 31, 2001, 2000 and 1999, rental expense included in the statement of operations was $66,640, $51,000, and $50,400, respectively.

                             PRESTIGE BANCORP, INC.

     Future minimum lease commitments for all leases as of December 31, 2001, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................   $ 49,200
2003........................................................     31,600
2004........................................................     37,000
2005........................................................     42,000
2006........................................................     43,000
Thereafter..................................................    295,500
                                                               --------
Total Payments..............................................   $498,300
                                                               ========

8.  OTHER ASSETS AND OTHER LIABILITIES

     Included in other assets is $986,000 related to certain loans associated with the commercial loan sale in the fourth quarter of 2001. The transfer of these certain loans is accounted for as a financing transaction as defined by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of SFAS No. 125" due to the Bank maintaining the sole right to repurchase them. The Bank has no continuing involvement with these specific loans, nor any further risk of loss or other forms of recourse from the buyer. There is an offsetting nonrecourse liability of $986,000, from the sales proceeds, in other liabilities. As cash is collected on the underlying loans, the other assets and other liabilities will be reduced, with no ongoing impact to the Bank's earnings.

9.  DEPOSITS:

     The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $11,506,000 and $10,766,000 at December 31, 2001, and 2000, respectively. At December 31, 2001, the scheduled maturities of all certificate accounts are as follows:

2002........................................................   $37,857,269
2003........................................................    10,863,724
2004........................................................     3,937,860
2005........................................................     4,682,881
2006 and thereafter.........................................     3,370,036
                                                               -----------
                                                               $60,711,770
                                                               ===========

     Interest expense associated with deposits for each of the years ended is as follows:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Interest on certificates of deposit..............  $3,484,697   $3,237,380   $3,037,831
Interest on savings accounts.....................     381,667      414,023      423,339
Money market accounts............................     800,618    1,042,739      888,316
Interest on NOW accounts.........................     218,040      219,315      184,640
Early withdrawal penalties.......................     (15,024)     (20,858)      (9,068)
                                                   ----------   ----------   ----------
                                                   $4,869,998   $4,892,599   $4,525,058
                                                   ==========   ==========   ==========

                             PRESTIGE BANCORP, INC.

10.  FEDERAL HOME LOAN BANK ADVANCES:

     Advances from the Federal Home Loan Bank consist of the following:

            DECEMBER 31, 2001
-----------------------------------------
           WEIGHTED AVERAGE
MATURITY         RATE           BALANCE
--------   ----------------   -----------
  2002           6.41%        $ 6,500,000
  2003           6.48          19,300,000
  2004           6.57           2,500,000
  2005           6.36           7,000,000
  2008           5.49           9,000,000
  2009           5.70          10,000,000
  2010           6.05           1,500,000
                              -----------
                              $55,800,000
                              ===========

            DECEMBER 31, 2000
-----------------------------------------
           WEIGHTED AVERAGE
MATURITY         RATE           BALANCE
--------   ----------------   -----------
  2001           6.77%        $10,500,000
  2002           6.41           6,500,000
  2003           6.58          19,300,000
  2004           6.57           2,500,000
  2005           6.36           7,000,000
  2008           5.49           9,000,000
  2009           5.70          10,000,000
  2010           6.05           1,500,000
                              -----------
                              $66,300,000
                              ===========

     The Bank relies on cash management advances offered by the Federal Home Loan Bank of Pittsburgh for their liquidity needs. At December 31, 2001 the Bank's maximum borrowing capacity was $103.8 million of which $55.8 million had been borrowed.

     The Bank has a "blanket" agreement with the Federal Home Loan Bank of Pittsburgh whereby the Bank pledged as collateral for these advances its investments in U.S. government and agency securities and U.S. government and agency mortgage-backed securities and 100% of its unencumbered home mortgage loan portfolio.

     Of the outstanding FHLB advances, $2,000,000 was an adjustable rate note with a weighted average rate 5.75%. At December 31, 2001, there were $32.5 million of advances that are convertible to quarterly adjustable rate advances at varying conversion dates within the next two years. The $32.5 million convertible advances have final maturity dates of $5.0 million in 2003, $7.0 million in 2005, $9.0 million in 2008, $10.0 million in 2009 and $1.5 million in 2010.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Corporation, as for most financial institutions, approximately 97% of its assets and liabilities are considered financial instruments, as defined in

                             PRESTIGE BANCORP, INC.

SFAS No. 107. Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used for the purpose of this disclosure.

     Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments.

The following methods and assumptions were used in estimating the fair value of financial instruments:

CASH AND SHORT TERM DEPOSITS

     The carrying amounts reported in the balance sheets for cash, due from banks and various interest-bearing deposits with banks approximates those assets' fair values.

INVESTMENT SECURITIES

     Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

NET LOANS AND ACCRUED INTEREST RECEIVABLE

     The fair values for the loans are estimated using a discounted cash flow analysis, using interest rates reported in various government releases and competitive market rate surveys where appropriate. The prepayment speeds utilized were taken from the December 31, 2001 OTS Selected Asset and Liability Price Tables and market estimations. The carrying amount of accrued interest approximates its fair value.

DEPOSIT LIABILITIES

     The fair value for deposits with no stated maturities (e.g., passbooks) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values on deposits with stated maturities (e.g., certificates of deposit) are estimated using a discounted cash flow calculation that applies the median rate for a comparable term certificate of deposit obtained from a local deposit offering rate survey.

FEDERAL HOME LOAN BANK ADVANCES

     Fair values on Federal Home Loan Bank advances are estimated using a discounted cash flow calculation that applies a comparable Federal Home Loan Bank advance rate for borrowings of similar maturities.

     The estimated fair values and recorded book balances at December 31, 2001 and 2000 are as follows:

                                           2001                         2000
                                 -------------------------   ---------------------------
                                  ESTIMATED     RECORDED      ESTIMATED       RECORDED
                                 FAIR VALUE      BALANCE      FAIR VALUE      BALANCE
                                 -----------   -----------   ------------   ------------
Cash and short term deposits...  $15,721,680   $15,721,680   $  5,871,023   $  5,871,023
Investment securities..........   31,286,508    31,219,146     30,836,075     31,154,805
Net loans......................  137,957,950   137,500,075    152,342,682    153,416,598
Accrued interest receivable....      942,307       942,307      1,301,026      1,301,026
Deposits with no stated
  maturities...................   63,738,933    63,738,933     61,778,211     61,778,211
Deposits with stated
  maturities...................   62,247,778    60,711,770     59,686,009     60,015,079
Federal Home Loan Bank
  advances.....................   57,384,720    55,800,000     66,472,358     66,300,000
Commitments to originate
  loans........................   10,016,000    10,016,000      9,910,000      9,910,000

                             PRESTIGE BANCORP, INC.

12.  INCOME TAXES:

     The provision (benefit) for income taxes for each of the years ended December 31, are as follows:

                                                      2001         2000         1999
                                                    ---------   -----------   ---------
Federal:
  Current........................................   $(160,380)  $   434,015   $ 628,135
  Deferred.......................................     173,598    (1,976,020)   (197,178)
                                                    ---------   -----------   ---------
                                                       13,218    (1,542,005)    430,957
State:
  Current........................................      11,553      (338,716)     97,302
                                                    ---------   -----------   ---------
          Total income tax expense (benefit).....   $  24,771   $(1,880,721)  $ 528,259
                                                    =========   ===========   =========

     Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each for the years ended:

                                                      2001         2000         1999
                                                    ---------   -----------   ---------
Deferred tax (benefit) expense-
  Prepaid pension.................................  $ (44,439)  $    16,404   $  11,821
  Vacation accrual................................     (4,501)         (266)     (4,863)
  MRP accrual.....................................    (22,077)      (22,319)    (13,842)
  Provision for loan losses.......................    (96,900)   (2,016,833)   (148,920)
  Tax depreciation (less than) in excess of book
     depreciation.................................     (1,700)         (578)    (16,086)
  Other, net......................................    343,215        47,572     (25,288)
                                                    ---------   -----------   ---------
                                                    $ 173,598   $(1,976,020)  $(197,178)
                                                    =========   ===========   =========

     The special tax benefit afforded to thrift institutions that allowed a bad debt deduction based upon 8% of taxable income was repealed in 1996. A small thrift with assets of less than $500 million may maintain a bad debt reserve equal to the greater of the allowable base year reserve (i.e. the thrift bad debt reserve at December 31, 1987) or the experience method reserve (six year moving average ratio of charge-offs to loans applied to year end loan balances). The portion of the bad debt reserve under the former (percentage of taxable income) method which exceeds the bad debt reserve under the present (base year or experience) method must be recaptured by recognizing such excess in taxable income ratably over a six year period. The six-year recapture period generally started in 1996, but may have been delayed until 1997 or 1998 if certain residential loan origination tests were met in 1997 and 1998. The Bank had maintained the applicable residential loan requirement and the recapture commenced with the taxable year beginning January 1, 1998. As of December 31, 2001, the Savings Bank had an applicable excess reserve balance remaining of approximately $43,000. Approximately $21,500 will be recaptured on an annual basis over the next two fiscal years.

     The base year (i.e. December 31, 1987) bad debt reserve under the former method is permanently suspended, and therefore not subject to recapture, unless a base year loan contraction occurs in a subsequent year. A base year loan contraction occurs when the total loans at the end of the year are less than the total loans at December 31, 1987. In such cases, a proportionate reduction to the base year bad debt reserve at December 31, 1987 is required and the reduction to the reserve is recaptured. Furthermore, the base year bad debt reserve constitutes a restriction for tax purposes of the Bank's use of retained earnings for distributions or redemptions.

                             PRESTIGE BANCORP, INC.

     In accordance with FASB Statement No. 109, the Bank has recorded deferred income tax associated with the temporary differences related to the portion of the bad debt reserve arising in tax years after December 31, 1987. For the period before December 31, 1987, there is an unrecognized deferred tax liability of approximately $565,000 at December 31, 2001. If the suspended base year bad debt reserve at December 31, 1987 is reduced by certain excess distributions, redemptions or a base year loan contraction, income tax expense will be recognized at the prevailing tax rate.

     A reconciliation from the expected federal statutory income tax rate to the effective rate expressed as a percentage of pretax income for each of the years ended is as follows:

                                                              2001     2000     1999
                                                              ----     ----     ----
Statutory federal tax rate..................................  34.0%    34.0%    34.0%
State income taxes, net of Federal income tax benefit.......  20.1      7.0      7.1
Effect of graduated federal tax rates.......................  (6.8)    (2.4)    (2.1)
Other.......................................................  (4.3)      .2      (.7)
                                                              ----     ----     ----
                                                              43.0%    38.8%    38.3%
                                                              ====     ====     ====

     Net deferred tax liabilities (assets) as of December 31, 2001 and 2000 are as follows:

                                                               2001           2000
                                                            -----------    -----------
Prepaid pension...........................................  $        --    $    44,439
Vacation accrual..........................................      (31,737)       (27,236)
Allowance for loan losses.................................   (2,507,579)    (2,410,679)
Valuation allowance for investments.......................      (91,339)      (175,887)
Tax depreciation in excess of book depreciation...........       60,136         61,836
Deferred loan costs/fees..................................        1,845          1,845
MRP accrual...............................................      (88,262)       (66,185)
Other, net................................................      504,066        160,851
                                                            -----------    -----------
Net deferred tax asset....................................  $(2,152,870)   $(2,411,016)
                                                            ===========    ===========

     No valuation allowance has been provided for the net deferred tax asset as it is more likely than not that it will be realized through future taxable income.

13.  PENSION PLAN:

     On May 16, 2001, the Board of Directors' of the Savings Bank ratified the action of one of its committees that terminated its noncontributory defined benefit pension plan and the curtailment of pension benefits to all eligible employees. Termination notices were given to employees April 30, 2001 and benefit accruals were frozen as of May 15, 2001. During the quarter ended June 30, 2001, the Bank recognized a pre-tax curtailment gain of approximately $479,000. A settlement loss of approximately $334,000 was recorded during the quarter ended December 31, 2001. Settlement distributions to participants totaled approximately $1,025,000 while the Bank had a reversion of cash from the pension plan settlement of approximately $246,000. From this reversion of $246,000, the Bank paid excise taxes of approximately $49,000.

                             PRESTIGE BANCORP, INC.

     The Bank maintains a noncontributory defined benefit pension plan covering all eligible employees. The following table sets forth the plan's fund status and amounts recognized in the Corporation's balance sheets at December 31, 2001 and 2000, respectively.

                                                                2001          2000
                                                             -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year..................  $ 1,293,096   $ 1,098,969
  Service cost.............................................       50,052       165,145
  Interest cost............................................       32,327        82,423
  Curtailment gain.........................................     (478,804)           --
  Settlement loss..........................................      333,882            --
  Actuarial gain...........................................     (186,213)      (44,672)
  Benefit and settlement payments..........................   (1,044,340)       (8,769)
                                                             -----------   -----------
  Benefit obligation at end of year........................           --     1,293,096
                                                             -----------   -----------
Change in plan assets:
Fair value of plan assets at beginning of year.............    1,342,416     1,179,659
  Actual loss on plan assets...............................      (52,311)      (21,976)
  Employer (reversion) contribution........................     (245,765)      193,502
  Benefit and settlement payments..........................   (1,044,340)       (8,769)
                                                             -----------   -----------
  Fair value of plan assets at end of year.................           --     1,342,416
                                                             -----------   -----------
  Funded status............................................           --        49,320
  Unrecognized net obligation at transition................           --        40,112
  Unrecognized net (gain) loss.............................           --        41,272
                                                             -----------   -----------
  Prepaid benefit cost.....................................  $        --   $   130,704
                                                             ===========   ===========

     The components of pension expense are as follows for each of the years ended December 31:

                                                        2001       2000        1999
                                                      --------   ---------   ---------
Service cost........................................  $ 50,052   $ 165,145   $ 123,290
Interest cost.......................................    32,327      82,423      79,034
Actual loss (return) on plan assets.................    52,311      21,976    (144,507)
Amortization of transition asset....................   (91,677)   (124,289)     66,321
                                                      --------   ---------   ---------
Net periodic pension cost...........................  $ 43,013   $ 145,255   $ 124,138
                                                      ========   =========   =========

     For all reported periods, the rate of increase in future compensation levels was assumed to be 4.75%. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% for the years ended December 31, 2001 and 2000, and 6.75% for the year ended December 31, 1999. The expected long-term rate of return on assets was 8.00% for the years ended December 31, 2001 and 2000, and 7.25% for the year ended December 31, 1999.

     Additionally, the Bank maintains a 401(k) plan for employees. The Bank does not match any employee contributions.

                             PRESTIGE BANCORP, INC.

14.  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP):

     In 1996, the Company established the ESOP to enable employees to obtain ownership interests in the Corporation.

     In connection with the conversion described in Note 1, the Corporation made a $770,410 loan to the ESOP that was used to purchase 77,041 shares, or 104,190 shares adjusted for the 15% stock dividend in the second quarter of 1998, the 5% stock dividend in the first quarter of 1999 and the 12% stock dividend in the second quarter of 2001, of the Corporation's common stock. The ESOP loan has a term of 15 years and bears interest at 7.0%. This loan is collateralized by the shares purchased by the ESOP. The Bank's contributions to the ESOP will be used to repay the ESOP loan, which requires semi-annual payments of $41,888 (includes principal and interest) which began on December 27, 1996. The Bank is obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP uses such contributions to repay the loan made to the ESOP by the Corporation. These transactions occur simultaneously and, for accounting and reporting purposes, offset each other. The effect of the ESOP on the Corporation's financial statements is that the amount of the unearned ESOP shares of $574,280 and $615,670 at December 31, 2001 and 2000, respectively, as reflected in shareholders' equity, will be amortized to compensation over the remaining period of the ESOP loan. In addition, any difference between the market price of the Corporation's common stock and the $10 per share (the purchase price paid by the ESOP), or $7.39 adjusted for the 15% stock dividend in the second quarter of 1998, the 5% stock dividend in the first quarter of 1999 and the 12% stock dividend in the second quarter of 2001, will also be charged or credited to compensation expense (with the offset to additional paid-in capital) based on the semi-annual allocation to ESOP participants of approximately 3,473 shares. Total compensation expense incurred in 2001, 2000 and 1999 for allocated ESOP shares was $60,306, $58,397 and $75,098, respectively.

15.  CAPITAL STOCK PLANS:

     On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and the Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and MRP Plan herein are collectively referred to as the Plans).

     On April 15, 1998, the Board of Directors declared a stock dividend of 15% to shareholders of record of June 2, 1998 payable June 19, 1998. On February 17, 1999, the Board of Directors declared a stock dividend of 5% to shareholders of record of March 2, 1999 payable on March 19, 1999. In addition, on May 16, 2001, the Board declared a 12% stock dividend to shareholders of record of June 1, 2001 payable on June 15, 2001. All share data have been restated to reflect the stock dividends.

     The aforementioned approval of the MRP Plan made 52,095 shares of common stock available for awards to officers, key employees of the Corporation and Bank and non-employee directors thereof. As of December 31, 2001, the Corporation had granted 52,922 shares of which 870 shares have been forfeited. Such shares are vested over a five-year period and as of December 31, 2001, 11,268 shares remain unvested.

     In connection with the MRP Plan's approval, the Bank established a trust whose purpose is to purchase shares on the open market. During the year ended December 31, 2001, the Corporation incurred compensation expense of $64,688 based on the cost incurred to purchase the currently vesting or previously vested shares in the open market. As of December 31, 2001, the trust had purchased 52,095 shares.

     The aforementioned approval of the Option Plan made 130,239 options available for grant to employees and others who perform substantial services to the Corporation. As of December 31, 2001, the Corporation had granted 132,338 options of which 34,894 shares have been forfeited.

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation accounts for the Option Plan under the intrinsic value of APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recorded,

                             PRESTIGE BANCORP, INC.

rather than under the fair value method. Had the fair value method been used in connection with the Option Plan and had compensation per share for the MRP Plan been set on the date of grant, the Corporation's net income and earnings per share would have had a net reduction to the following pro forma amounts for the years ended December 31, 2001, 2000 and 1999:

                                                       2001        2000         1999
                                                      -------   -----------   --------
Net income (loss):
  As reported.......................................  $32,816   $(2,964,160)  $851,314
  Pro forma.........................................    7,220    (2,978,429)   802,616
Basic earnings (loss) per share:
  As reported.......................................  $   .03   $     (3.01)  $    .83
  Pro forma.........................................      .01         (3.03)       .79
Diluted earnings (loss) per share:
  As reported.......................................  $   .03   $     (3.01)  $    .83
  Pro forma.........................................      .01         (3.03)       .79

     A summary of the status of the Corporation's Stock Option Plan at December 31, 2001, and changes during the year ended is presented in the table and narrative following:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              -------   --------------
Outstanding at beginning of period..........................   95,308       $12.30
  Granted...................................................    5,858         8.30
  Exercised.................................................       --           --
  Forfeited.................................................    4,290        11.70
                                                              -------
Outstanding at end of period................................   96,876        12.08
                                                              -------
Exercisable at end of period................................   69,268
Weighted average fair value of options granted during the
  year......................................................  $  4.34

     The options are exercisable beginning one year from the grant date in equal annual installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years.

     The 96,876 options outstanding at December 31, 2001 had a weighted average exercise price of $12.08 and a weighted average remaining contractual life of
5.9 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: weighted average risk-free interest rate of 5.15%, expected life of 7.0 years and expected volatility of 41.6%.

                             PRESTIGE BANCORP, INC.

     A summary of the status of the Corporation's Stock Option Plan at December 31, 2000, and changes during the year ended is presented in the table and narrative following:

                                                                         WEIGHTED AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              --------   ----------------
Outstanding at beginning of period..........................   120,317        $12.17
  Granted...................................................     4,312          8.60
  Exercised.................................................        --            --
  Forfeited.................................................    29,321         11.21
                                                              --------
Outstanding at end of period................................    95,308         12.30
                                                              --------
Exercisable at end of period................................    61,167
Weighted average fair value of options granted during the
  year......................................................  $   4.00

     The options are exercisable beginning one year from the grant date in equal annual installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years.

     The 95,308 options outstanding at December 31, 2000 had a weighted average exercise price of $12.30 and a weighted average remaining contractual life of
6.3 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: weighted average risk-free interest rate of 6.50%, expected life of 7.0 years and expected volatility of 29.00%.

     A summary of the status of the Corporation's Stock Option Plan at December 31, 1999, and changes during the year ended is presented in the table and narrative following:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     --------   ----------------
Outstanding at beginning of period.................   117,965        $12.20
  Granted..........................................     2,352         10.94
  Exercised........................................        --            --
  Forfeited........................................        --            --
                                                     --------
Outstanding at end of period.......................   120,317         12.17
                                                     --------
Exercisable at end of period.......................    63,174
Weighted average fair value of options granted
  during the year..................................  $   3.70

     The options are exercisable beginning one year from the grant date in equal annual installments over a period of five years. The maximum term of any option granted under the Plan cannot exceed 10 years.

     The 120,317 options outstanding at December 31, 1999 had a weighted average exercise price of $12.17 and a weighted average remaining contractual life of
6.1 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999: weighted average risk-free interest rate of 5.46%, weighted average expected dividend yield of 1.96%, expected life of 7.0 years and expected volatility of 29.00%.

16.  RETAINED EARNINGS AND REGULATORY CAPITAL:

     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for

                             PRESTIGE BANCORP, INC.

prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Bank met all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk based, Tier I leverage ratios as set forth in the table below. As of December 31, 2001, the Bank was well capitalized under the regulatory framework for prompt corrective action.

     The Bank's actual capital amounts and ratios are also presented in the table. There was no deduction from capital for interest-rate risk.

                                                                            TO BE WELL CAPITALIZED
                                                                                 UNDER PROMPT
                                                           FOR CAPITAL        CORRECTIVE ACTION
                                          ACTUAL        ADEQUACY PURPOSES         PROVISIONS
                                     ----------------   -----------------   ----------------------
                                      AMOUNT    RATIO    AMOUNT    RATIO      AMOUNT       RATIO
                                      ------    -----   --------   ------   -----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total Capital (to Risk Weighted
  Assets):
  As of December 31, 2001..........   $11,788   11.93%  $$7,908     $8.0%     $$9,885      $10.0%
  As of December 31, 2000..........   $11,886   10.86%  $$8,753     $8.0%    $$10,941      $10.0%

Tier I Capital (to Risk Weighted
  Assets):
  As of December 31, 2001..........   $10,621   10.74%  $$3,954     $4.0%     $$5,931      $ 6.0%
  As of December 31, 2000..........   $10,518    9.61%  $$4,377     $4.0%     $$6,565      $ 6.0%

Tier I Capital (to Average Assets):
  As of December 31, 2001..........   $10,621    5.37%  $$7,907     $4.0%     $$9,884      $ 5.0%
  As of December 31, 2000..........   $10,518    5.13%  $$8,195     $4.0%    $$10,244      $ 5.0%

17.  RELATED PARTY TRANSACTIONS:

     Certain directors and executive officers of the Corporation, including their immediate families and companies in that they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at December 31, 2001 and 2000, amounted to $7,502 and $894,683, respectively.

     An analysis of these related party loans is as follows:

                                                           2001        2000
                                                         ---------   --------
Balance at January 1...................................  $ 894,683   $634,845
Related party departure................................   (649,239)        --
New loans..............................................     11,073    318,009
Payments...............................................   (249,015)   (58,171)
                                                         ---------   --------
Balance at December 31.................................  $   7,502   $894,683
                                                         =========   ========

                             PRESTIGE BANCORP, INC.

     In addition, the Corporation from time to time has conducted business with certain directors, officers or companies to which they are related. During 2000, 1999 and 1998, such activity was as follows:

     - A member of the Board of Directors is employed by a law firm retained by the Corporation. Fees paid in fiscal 2001, 2000 and 1999 relative to various bank and corporate matters totaled $320,933, $148,945 and $52,336, respectively. The firm's real estate closing service collected gross proceeds for the settlement of loans of approximately $42,332, $146,560 and $337,635, respectively, during fiscal 2001, 2000 and 1999 as closing agent from third party borrowers pursuant to closings on Bank loans. A portion of this amount was used to purchase title insurance and pay miscellaneous closing fees relative to these closings.

     - The Corporation retained media services from a company owned by a relative of one of the Corporation's officers and directors. The total costs for such services in 2001, 2000 and 1999 were $45,366, $50,348 and $42,740, respectively.

     - A member of the Board of Directors is a financial consultant and the owner of a financial services company which has been retained by the Savings Bank with respect to certain financial matters on an ongoing basis. The Company and the Savings Bank expect this relationship to continue. The firm commenced consulting work for the Savings Bank on October 16, 2000 and received payments of $16,265 for work in 2000. The firm received consulting fees of $113,707 for the year ended December 31, 2001.

18.  COMMITMENTS AND CONTINGENT LIABILITIES:

     The Corporation incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

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

     The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $10,016,000 and $9,910,000 as of December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, these commitments had fixed and variable rates which ranged from 4.8% to 13.9% and 7.8% to 13.9%, respectively. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

     The Bank is involved in one case of lender liability and related claims. The Bank has available to it a number of potentially bona fide defenses to this case. Absent a position not asserted at this time by the insurance company, an insurance policy the Bank maintains, in all probability, will indemnify the Bank for compensatory damages and for fees and expenses. This policy has a deductible of $50,000. The plaintiffs have alleged damages, but discovery in this case has not occurred due to possible settlement discussions with Plaintiffs. Therefore, a claim for damages has not been quantified with the judicial system. At this preliminary stage, based solely upon facts known to this point, the Bank's management, after discussion with outside counsel, believes it has meritorious defenses to the Plaintiffs' claims.

     Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

                             PRESTIGE BANCORP, INC.

19.  PARENT COMPANY FINANCIAL INFORMATION:

     Prestige Bancorp, Inc. (the Parent Company) began operations on June 27, 1996 and functions primarily as a holding company for its sole subsidiary, the Bank. The Parent Company's balance sheets as of December 31, 2001 and 2000 and related statements of income and cash flows are as follows:

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Cash and cash equivalents...................................  $   186,659   $    68,239
Investments securities available for sale...................      853,375       919,189
Investment in Prestige Bank, F.S.B..........................   10,708,366    10,571,048
Loan........................................................      200,000       217,029
Other assets................................................      159,673       174,572
                                                              -----------   -----------
Total Assets................................................  $12,108,073   $11,950,077
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans Payable...............................................  $   314,186   $   340,000
Other Liabilities...........................................       36,639        60,145
                                                              -----------   -----------
Total Liabilities...........................................  $   350,825   $   400,145
                                                              ===========   ===========
Total Stockholders' Equity, net of ESOP loan of $574,280 at
  December 31, 2001; $615,670 at December 31, 2000..........   11,757,248    11,549,932
                                                              -----------   -----------
Total Liabilities and Stockholders' Equity..................  $12,108,073   $11,950,077
                                                              ===========   ===========

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001         2000         1999
                                                            ---------   -----------   --------
Interest income...........................................  $  97,946   $   109,222   $108,137
Gain on sale of investments...............................     29,883        20,638     90,413
                                                            ---------   -----------   --------
       Total income.......................................    127,829       129,860    198,550
Expenses:
     Interest expense.....................................     23,788        35,416         --
     Legal fees...........................................     81,043         4,972     34,000
     Other................................................    138,736       136,388     95,745
                                                            ---------   -----------   --------
       Total expenses.....................................    243,567       176,776    129,745
(Loss) income before income taxes and equity in earnings
  (losses) of subsidiary..................................   (115,738)      (46,916)    68,805
Income tax (benefit) expense..............................    (48,092)      (19,452)    19,148
Equity in earnings (losses) of subsidiary.................    100,462    (2,936,696)   801,657
                                                            ---------   -----------   --------
Net income (loss).........................................  $  32,816   $(2,964,160)  $851,314
                                                            =========   ===========   ========

                             PRESTIGE BANCORP, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             2001          2000         1999
                                                           ---------   ------------   ---------
Operating Activities:
  Net income (loss)......................................  $  32,816   $ (2,964,160)  $ 851,314
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Equity in (earnings) losses of subsidiary..............   (100,462)     2,936,696    (801,657)
  Dividends paid from subsidiary.........................         --        300,000          --
  Gain on sale of equity securities......................    (29,883)       (20,638)    (90,413)
  Change in other assets and liabilities.................   (100,366)       193,726     147,906
                                                           ---------   ------------   ---------
       Net cash (used) provided by operating
          activities.....................................   (197,895)       445,624     107,150
Investing Activities:
  Loan originations......................................         --             --    (250,000)
  Principal payments on loans............................     17,029         18,861      14,110
  Return of capital on investment securities.............         --             --      10,530
  Proceeds from sale of equity securities................    260,552        197,581     199,690
  Purchase of available for sale investment securities...         --             --     (83,722)
                                                           ---------   ------------   ---------
       Net cash provided (used) by investing
          activities.....................................    277,581        216,442    (109,392)
Financing Activities:
  Common stock dividends paid............................         --       (201,821)   (236,380)
  Cash in lieu of stock dividend on fractional shares....     (2,656)            --      (4,901)
  Purchase of treasury stock.............................         --       (452,730)    (85,375)
  Repayment received from ESOP...........................     41,390         38,640      36,070
                                                           ---------   ------------   ---------
       Net cash provided (used) by financing
          activities.....................................     38,734       (615,911)   (290,586)
                                                           ---------   ------------   ---------
Net increase (decrease) in cash and cash equivalents.....    118,420         46,155    (292,828)
Cash and Cash Equivalents, Beginning.....................     68,239         22,084     314,912
                                                           ---------   ------------   ---------
Cash and Cash Equivalents, Ending........................  $ 186,659   $     68,239   $  22,084
                                                           =========   ============   =========

     The ability of the Bank to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from the Bank unless the loans are secured by specific assets. Further, such secured loans are limited in amount to ten percent of the Bank's capital and surplus. At December 31, 2001, the Parent Company had borrowed $314,000 from the Bank to support cash levels. The loan is adequately secured in accordance with applicable law. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to the Parent Company.

     On the date of the conversion, as required by regulatory pronouncements, the Bank established a liquidation account in the amount of $7,085,000 that was equal to retained earnings reflected in the Bank's statement of financial condition at that date. The liquidation account will be maintained for the benefit of eligible savings account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion in accordance with supervisory regulations. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and

                             PRESTIGE BANCORP, INC.

payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

     The Bank may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Bank's equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

20.  SUBSEQUENT EVENT:

     On February 7, 2002, Northwest Bancorp, Inc. (Nasdaq: NWSB), the holding company for Northwest Savings Bank, and Prestige Bancorp, Inc. (Nasdaq: PRBC), announced jointly that they had entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire Prestige Bancorp and Prestige Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp and Northwest Bancorp are in the process of obtaining regulatory approval from applicable banking regulators to complete the merger. The transaction is expected to be completed by the end of the second calendar quarter of 2002 or the beginning of the third quarter 2002 and is subject to approval by the Prestige Bancorp shareholders and applicable regulatory authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in public accountants for the Company or the Savings Bank during the last two fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the nominees, the Directors continuing in office and the Company's executive officers, their respective names, ages, the year each became a Director of the Company (or the Savings Bank, in the event such individual served as a Director of the Savings Bank prior to the Conversion), the expiration date of their current term as a Director, and the number and percentage of shares of the Common Stock beneficially owned. The table also sets forth the number of shares beneficially owned and aggregate percentage of beneficial ownership by the Directors and Executive Officers as a group. All executive officers serve at the will of the Board of Directors of the Company. See the biographical information of each executive officer for information on how long he or she has served as an executive officer.

             DIRECTORS CONTINUING IN OFFICE, EXECUTIVE OFFICERS AND
                      BENEFICIAL OWNERSHIP OF COMMON STOCK

                                                                                          PERCENT OF
                                                                 CURRENT    SHARES OF      SHARES OF
                                                                  TERM     COMMON STOCK     COMMON
                                                      DIRECTOR     TO      BENEFICIALLY      STOCK
NAME                                         AGE(1)   SINCE(2)   EXPIRE      OWNED(3)     OUTSTANDING
----                                         ------   --------   -------   ------------   -----------
Martin W. Dowling**........................    75       1992      2002        10,593(4)          *
Mark R. Schoen(5)**........................    48       1994      2002         9,247(6)          *
Charles P. McCullough......................    47       1995      2003        10,336(7)          *
James A. Nania.............................    54       2001      2003           649(8)          *
James M. Hein, CFO.........................    38        N/A       N/A        29,499(9)       2.76%
Patricia A. White(5).......................    55       1989      2004        47,852(10)      4.43%
Michael R. Macosko.........................    50       1992      2004        20,144(11)      1.90%
Morris Propp...............................    57       2001      2004       100,985(12)      9.53%
All Directors, Nominees and Executive
  Officers As a Group (8 Persons)..........    --         --        --       229,305(13)     20.91%

---------------

   * Does not exceed 1% of the Company's voting securities.

 ** Nominated for an additional three-year term.

 (1) As of March 1, 2002.

 (2) Prior to the Conversion on June 27, 1996, the Savings Bank was a federal chartered mutual savings bank. The Company is a holding company that was created as part of the Conversion. As part of the Conversion, the then-directors of the Savings Bank were selected as Directors of the Company.

 (3) Beneficial ownership as of March 1, 2002.

 (4) This figure also includes 589 shares of Common Stock awarded to Mr. Dowling, but not yet vested, currently held by the Management Recognition and Retention Plan and Trust over which shares Mr. Dowling possesses the power to direct the exercise of voting rights. This figure does not include 81 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. Dowling because the exercise price of such options was greater than the market price on March 1, 2002. This figure does include 1,580 shares which may be acquired upon the exercise of vested stock options whose exercise price was below the market price on March 1, 2002.

 (5) Mark R. Schoen and Patricia A. White are also executive officers of the Company. Mr. Schoen is Chief Executive Officer and President of the Company and Chief Executive Officer of the Savings Bank. Mrs. White is Executive Vice President and Treasurer of the Company and President and Treasurer of the Savings Bank.

 (6) This figure includes 702 shares of Common Stock held by Mr. Schoen or Mrs. Schoen as custodian for minor children. This figure does not include shares of Common Stock of the Company owned by the ESOP for which Mr. Schoen acts as a co-trustee. This figure does not include shares of Common Stock of the Company held in the Management Recognition and Retention Plan and Trust, for which Mr. Schoen acts as co-trustee, which are not allocated to Mr. Schoen. This figure also includes 534 shares of Common Stock awarded to Mr. Schoen, but not yet vested, currently held by the Management Recognition and Retention Plan and Trust over which shares Mr. Schoen possesses the power to direct the exercise of voting rights. This figure does not include 81 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. Schoen because the exercise price of such options was greater than the market price on March 1, 2002. This figure does include 1,252 shares which may be acquired upon the exercise of vested stock options which exercise price is below such market price.

 (7) This figure includes 1,963 shares of Common Stock held individually by Mrs. McCullough through an IRA account. This figure also includes 507 shares of Common Stock awarded to Mr. McCullough, but not yet vested, currently held by the Management Recognition and Retention Plan and Trust over which shares Mr.

     McCullough possesses the power to direct the exercise of voting rights. This figure does not include 81 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. McCullough because the exercise price of such options was greater than the market price on March 1, 2002. This figure does include 1,257 shares which may be acquired upon the exercise of vested stock options whose exercise price is below such market price.

 (8) On February 21, 2001, the Board of Directors appointed Mr. Nania to serve the remainder of Mr. Hein's unexpired term until 2003. The 649 shares common stock awarded to Mr. Nania, but not vested, are currently held by the Management Recognition and Retention Plan and Trust over which shares he possesses the power to direct the exercise of voting rights.

 (9) This figure also includes 1,756 shares of Common Stock awarded to Mr. Hein, but not yet vested currently held by the Management Recognition and Retention Plan and Trust over which shares Mr. Hein possesses the power to direct the exercise of voting rights. This figure also includes 2,668 shares of Common Stock allocated to the account of Mr. Hein established under the terms of the ESOP over which shares Mr. Hein possesses the power to direct the exercise of voting rights. This figure does not include shares of Common Stock of the Company owned by the ESOP for which Mr. Hein acts as co-trustee. This figure does not include shares of Common Stock of the Company held in the Management Recognition and Retention Plan and Trust, for which Mr. Hein acts as co-trustee, which are not allocated to Mr. Hein. This includes 9,822 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. Hein.

(10) This figure also includes 2,026 shares of Common Stock awarded to Mrs. White, but not yet vested currently held by the Management Recognition and Retention Plan and Trust over which shares Mrs. White possesses the power to direct the exercise of voting rights. This figure also includes 2,805 shares of Common Stock allocated to the account of Mrs. White established under the terms of the ESOP over which shares Mrs. White possesses the power to direct the exercise of voting rights. This figure includes 21,436 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mrs. White.

(11) This figure includes 616 shares of Common Stock awarded to Mr. Macosko, but not yet vested, currently held by the Management Recognition and Retention Plan and Trust over which shares Mr. Macosko possesses the power to direct the exercise of voting rights. This figure does not include 81 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. Macosko because the exercise price of such options was greater than the market price on March 1, 2002. This figure does include 1,689 shares which may be acquired upon the exercise of vested stock options whose exercise price is below such market price.

(12) This figure is based on a Schedule 13D collectively filed on May 31, 2000 on behalf of Morris Propp and Melvin Heller. This figure includes 521 shares common stock awarded to Mr. Propp, but not vested, which are currently held by the Management Recognition and Retention Plan and Trust over which shares he possesses the power to direct the exercise of voting rights.

(13) For purposes of this table, the term executive officers includes all persons who were executive officers of the Company and the Prestige Bank on March 1, 2002. This figure includes additional shares of Common Stock described in above footnotes with respect to each individual Director and Executive Officer. This figure also includes 2,665 shares of Common Stock held by Directors in a fiduciary capacity (other than related to the ESOP or the Management Retention and Recognition Plan and Trust) for another person or held by or for the benefit of family members of executive officers or directors. This figure includes unvested awards of 8,496 shares of Common Stock which have been granted to directors and executive officers of the Company and the Savings Bank under the Management Recognition and Retention Plan and Trust over which shares the named individuals possess the power to direct the exercise of voting rights and which such shares have been acquired by and held in the Management Recognition and Retention Plan and Trust. This figure also includes 5,473 shares of Common Stock owned by the ESOP which are allocated to executive officers over which such executive officers have the power to direct the exercise of voting rights. This figure includes 37,036 exercisable stock option shares. Vested options of this group to purchase an additional 324 shares of

     Common Stock were outstanding on March 1, 2002, but such shares were not included in this figure because the exercise price of such options was greater than the market price on March 1, 2002.

DIRECTOR AND EXECUTIVE OFFICER BIOGRAPHICAL INFORMATION

     Set forth below are the directors and executive officers of the Company and the Savings Bank together with information concerning the principal occupations during the last five years for such directors and executive officers.

     GEORGE BRIKIS was elected a Director of the Savings Bank in 2001 for a three-year term. Since 2000, he has been President of Brikis Financial Services, which specializes in corporate finance and commercial banking. From 1998 to 2000, Mr. Brikis served as CFO of American Metals and Coal International in Greenwich, CT. Mr. Brikis also has over 17 years corporate banking experience where he served as Executive Vice President at PNC Bank.

     MARTIN W. DOWLING has been a Director of the Company since its formation in 1996 and a Director of the Savings Bank since 1992. Mr. Dowling is a director of Jefferson Hills Real Estate, Inc. and president of Dowling Properties, Inc. He is also president of Town Hall Estates, Inc., a real estate development business. Mr. Dowling also serves as an advisory committee member of Jefferson Hospital and other healthcare-related organizations.

     JAMES M. HEIN was elected a Director of the Company by the Shareholders on April 26, 2000. On January 19, 2000, Mr. Hein was elected as a Director of the Savings Bank and appointed Chief Financial Officer of the Company. Mr. Hein is the Chief Financial Officer of the Savings Bank and has performed as such since January 1996. Prior to that time, Mr. Hein acted as the Controller of the Savings Bank. In connection with the formation of the Company and the Conversion of the Savings Bank, Mr. Hein was appointed the Controller of the Company. On February 21, 2001, Mr. Hein resigned as a Director of the Company, and James A. Nania was elected by the remaining Directors of the Company to serve the unexpired term of Mr. Hein.

     MICHAEL R. MACOSKO has been a Director of the Company since its formation in 1996 and a Director of the Savings Bank since 1992. Mr. Macosko is a pharmacist with Eckerd Drug, Inc. and has performed as such since 1995 with Eckerd Drug, Inc. and its predecessor Thrift Drug, Inc.

     CHARLES P. MCCULLOUGH has been a Director of the Company since its formation in 1996 and a Director of the Savings Bank since 1995. Mr. McCullough is an attorney and a shareholder with Tucker Arensberg, P.C., and has performed as an attorney at Tucker Arensberg, P.C. since November of 1995.

     JOHN MEEGAN was elected a Director of the Savings Bank in 2001 for a three-year term. He has been employed by Parker/Hunter, Inc since 1993 and serves as Chief Financial Officer. Mr. Meegan is also a CPA and has over 20 years experience in finance and accounting.

     JAMES A. NANIA was elected a Director of the Company, effective March 1, 2001, to serve the remainder of Mr. Hein's term which expires in 2003. Mr. Nania was elected a Director of the Savings Bank on January 17, 2001 for a three-year term. He became Senior Vice President and Chief Financial Officer with Hallmark Health System in Melrose, MA in December 2001. Previously, he was employed by the South Hills Health System since 1986 and has performed as the Executive Vice President and Chief Financial Officer of South Hills Health System.

     MORRIS PROPP was elected a Director of the Company at the 2001 Annual Shareholders Meeting for a three-year term. He is a private investor.

     MARK R. SCHOEN has been a Director of the Company since its formation in 1996 and a Director of the Savings Bank since 1994. Mr. Schoen was named Chairman of the Company on November 15, 2000, and CEO of the Company on November 30, 2000 and President of the Company on February 21, 2001. He was elected Chairman of the Savings Bank on September 20, 2000 and the CEO of the Savings Bank on October 18, 2000. He commenced employment as the Savings Bank's CEO on December 29, 2000. Previously, Mr. Schoen was Projects Executive at e-Profile/Sanchez Corp., a provider of integrated, end-to-end operations and technology solutions to enable top-tier financial institutions to offer financial products and services. Mr. Schoen was also a senior manager of investment products and technology for SEI Investments, a company servicing the mutual fund industry, in 1999 and 2000. In 1998, Mr. Schoen was senior manager of Strategic Business Development with Pilgrim Baxter & Associates. He had been employed by Federated Investors from 1992-1998 as Director of Business Development for Financial Services and as AVP of Business and Technical Product Administration. At Mellon Bank from 1991-1992, Mr. Schoen was AVP of Product and Technical Services. He was also employed by NCR Corporation from 1979-1991. See also "Director and Executive Transitions."

     PATRICIA A. WHITE has been a Director of the Company since its formation in 1996 and a Director of the Savings Bank since 1989. On January 19, 2000, Mrs. White was elected Executive Vice President and Treasurer of the Company, and President and Treasurer of the Savings Bank. Prior to that time, she held the positions with the Savings Bank of Executive Vice President since 1989 and Corporate Secretary since 1986. Her main duties include oversight of the marketing, compliance, security and residential and consumer loan origination areas of the Savings Bank. In connection with the formation of the Company and the Conversion, Mrs. White was also appointed Corporate Secretary of the Company. Her appointment as the Corporate Secretary of the Company and the Savings Bank concluded on January 18, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     There is no separate Board of Directors' fee for the meetings of the Board of Directors of the Company. Currently, external Directors of the Savings Bank are paid $800 per meeting and internal Directors of the Savings Bank are paid $500 per meeting. External Directors of the Company or the Savings Bank also receive $250 for each committee meeting attended for the Company or the Savings Bank. In addition, the Savings Bank and the Company each pays its Chairman of the Board a chairman's fee of $500 per month. The aggregate amount of fees paid to the Directors of the Company and the Savings Bank for the year ended December 31, 2001 for all board and committee meetings of the Company and the Savings Bank was $99,600.

     The Board of Directors of the Company adopted a Stock Option Plan and a Management Recognition and Retention Plan for the fiscal years ending December 31, 1997 and thereafter. Under these plans, the non-employee directors are awarded stock options and stock on a formula basis. See "Benefits -- Stock Option Plan and Management Recognition and Retention Plan" below.

EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid by the Company and the Savings Bank for services rendered in all capacities during the year ended December 31, 2001 to the Chief Executive Officer of the Company and Savings Bank and President of the Company. No other executive officer of the Company or the Savings Bank received an annual salary plus bonuses during the fiscal year in an amount exceeding $100,000.

SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                                     AWARDS(1)
                                                                              -----------------------
                                                                                           SECURITIES
                                                                              RESTRICTED   UNDERLYING
                                                               OTHER ANNUAL     STOCK       OPTIONS/     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR(2)    SALARY       BONUS     COMPENSATION    AWARD(S)    SARS(#)(3)   COMPENSATION
---------------------------  -------   --------     --------   ------------   ----------   ----------   ------------
Mark R. Schoen..........      2001     $120,230     $     --     $21,000(4)       $--         --(5)       $17,500(6)
Chairman of the Board and     2000     $      0(7)  $     --                      $--         --(5)       $25,282(8)
Chief Executive Officer of
the Company and Savings
Bank and President of the
Company

---------------

(1) The Company adopted a Stock Option Plan and a Management Recognition and Retention Plan at the 1997 Annual Meeting.

(2) All compensation was paid by the Savings Bank. In 2001 and 2000, the Company reimbursed the Savings Bank for services rendered by Bank employees on behalf of the Company under a reimbursement agreement.

(3) No stock appreciation rights ("SARs") were granted. This column is the then current number of shares of Common Stock which can be purchased upon the exercise of vested stock options.

(4) Includes $3,000 in travel expenses and $18,000 in tuition reimbursement for attending an executive masters program at the University of Pennsylvania.

(5) Mr. Schoen has received no stock appreciation rights or options since his appointment as Chairman of the Board, Chief Executive Officer and President of the Company and Chairman of the Board and Chief Executive Officer of the Savings Bank. He does hold options to purchase 1,981 shares of Common Stock of the Company (1,333 of which are vested) which were awarded to him under the formula method described below prior to such appointment for service as a Director. See "Benefits -- Stock Option Plan."

(6) Mr. Schoen received $5,500 from a monthly $500 inside board member fee for the Savings Bank, $5,500 from a monthly fee as Savings Bank chairman, and $3,500 from a monthly $500 fee for Company chairman. Mr. Schoen waived further payment as Company chairman in July of 2001 and waived his future Bank chairman and director fees in November. Mr. Schoen received $3,000 from a $250 monthly travel allowance in 2001.

(7) Mr. Schoen's employment commenced on December 29, 2000, but on such date, the last pay period for the Savings Bank and the Company for fiscal year 2000 had closed. The first pay drawn by Mr. Schoen was received on January 12, 2001.

(8) Mr. Schoen received board meeting fees and committee meeting fees of $7,550 prior to the time he was appointed Chairman of the Board of the Savings Bank and board meeting fees and committee meeting fees of $7,000 after he was appointed Chairman of the Board of the Savings Bank. In addition, Mr. Schoen received aggregate fees as Chairman of the Boards of the Company and of the Savings Bank for the months of September, October, November and December of 2000 of $3,000. Mr. Schoen received reimbursement for travel and moving expenses during calendar year 2000 in the amount of $7,732.

OPTION/SAR GRANTS FOR 2001

     There were no stock options granted to executive officers in 2001. In addition, no shares were acquired as the result of exercising vested options by either executive officers or directors in 2001.

AGGREGATED OPTION/SAR EXERCISED IN 2001/DECEMBER 31, 2001 OPTION/SAR VALUES

                                                                         NUMBER OF         VALUE OF
                                                                        SECURITIES        UNEXERCISED
                                                                        UNEXERCISED      IN-THE-MONEY
                                                                      OPTIONS/SARS AT   OPTIONS/SARS AT
                                                                         FY-END(#)          FY-END
                                               SHARES                 ---------------   ---------------
                                             ACQUIRED ON    VALUE      EXERCISABLE/      EXERCISABLE/
NAME                                         EXERCISE(#)   REALIZED    UNEXERCISABLE     UNEXERCISABLE
----                                         -----------   --------   ---------------   ---------------
Mark R. Schoen(1)..........................      --          --          1,333/648          $11/$46
Chairman of the Board and Chief Executive
Officer of the Company and the Savings Bank
and President of the Company

---------------

(1) Mr. Schoen holds options to purchase 1,981 shares of Common Stock of the Company (1,333 of which are vested) which were awarded to him under the formula method described below prior to such appointment for service as a Director prior to his executive appointment. See "Benefits -- Stock Option Plan."

BENEFITS -- STOCK OPTION PLAN AND MANAGEMENT RECOGNITION AND RETENTION PLAN

STOCK OPTION PLAN

     The shareholders of the Company, at the recommendation of the Board of Directors, adopted a 1997 Stock Option Plan for the Company and its subsidiaries at the Annual Meeting of the Company held on April 23, 1997 (the "Stock Option Plan"). The Stock Option Plan provides for the grant of incentive stock options ("Incentive Stock Options") and non-incentive or compensatory stock options ("Non-Incentive Stock Options"); the Incentive Stock Options and the Non-Incentive Stock Options are referred to herein collectively as "Stock Option

Awards" or "Options"). The Company may award Incentive Stock Options and/or Non-Incentive Stock Options to acquire shares of Common Stock from time to time to officers and key employees (excluding non-employee directors) of, and other persons providing services to, the Company, the Savings Bank and certain affiliates participating in the Stock Option Plan (collectively the "Employees"). Incentive Stock Options may only be granted to Employees. Non-employee directors of the Company or the Savings Bank participating in the Stock Option Plan are not eligible to receive discretionary Incentive Stock Options, but may only receive Non-Incentive Stock Options awarded pursuant to a formula system. No recipient of a Stock Option Award shall have any rights of a stockholder of the Company, including, without limitation, voting and dividend rights, until shares of Common Stock are issued to him and he becomes the record owner of such shares.

     The Stock Option Plan is administered and interpreted by the Board of Directors of the Company. The Board of Directors of the Company has the option to appoint an advisory committee of two or more non-employee directors of the Company (the "Committee") to make recommendations concerning the level of the discretionary Stock Option Awards and other administrative issues that arise during the operation of the Stock Option Plan. Under the Stock Option Plan, the Board of Directors of the Company determines which Employees will be granted options, whether such options will be Incentive Stock Options or Non-Incentive Stock Options, the number of shares subject to each Option, the exercise price (which must be at least fair market value at the time of the grant of the Option), and whether such Options may be exercised by delivering other shares of Common Stock and when such Options become exercisable. Each Non-Incentive Stock Option and Incentive Stock Option will be evidenced by a stock option agreement. Incentive Stock Options are further restricted by the terms of the Internal Revenue Code.

     Under the Stock Option Plan, non-employee directors of the Company and the Savings Bank participating in the Stock Option Plan will receive Non-Incentive Stock Options on a formula basis. Subject to availability of shares of Common Stock allocated to formula awards, (i) each new non-employee director of the Company or the Savings Bank participating in the Stock Option Plan, will receive Non-Incentive Stock Options for 1,000 shares of Common Stock upon election to the Board of Directors of the Company or the Savings Bank, and (ii) following the annual meeting of the stockholders, each non-employee director of the Company or the Savings Bank participating in the Stock Option Plan will receive Non-Incentive Stock Options for 100 shares of Common Stock in consideration for serving as a director, the chairperson of the Board of Directors of the Company shall be awarded additional Non-Incentive Stock Options for 100 shares of Common Stock. Any person serving in the capacity of a non-employee director for more than one corporation participating in the Stock Option Plan (i.e. a person serving as a non-employee director of the Company and the Savings Bank) will be limited to receiving formula awards under the Stock Option Plan with respect to the one directorship that provides the formula award offering the greatest number of shares of Common Stock, and will be prohibited from receiving formula awards with respect to any other directorship. All formula awards are subject to availability.

     The per share exercise price of Options will be at least equal to the fair market value of a share of Common Stock on the date the option is granted. All Options become vested and exercisable, subject to certain exceptions, at a rate and subject to such limitations as may be determined by the Board at the time of the grant, which vesting rate will be no greater than 20% per year beginning one year from the date of the grant of the Stock Option Award. Under certain circumstances, the Stock Option Awards may be revoked for misconduct.

     A total of 130,239 (adjusted for stock dividends) shares of Common Stock was reserved for issuance pursuant to the Stock Option Plan, which is 10% of the Common Stock issued in connection with the Conversion. A total of 18,233 (adjusted for stock dividends) shares of Common Stock were reserved for purposes of making Non-Incentive Stock Option formula awards to non-employee directors under the Stock Option Plan, and all formula awards are subject to the availability of shares of Common Stock from such reserves, including forfeitures. As of December 31, 2001, the Company has granted unexercised and outstanding Stock Option Awards to directors, officers and employees of the Company and the Savings Bank to purchase an aggregate of 132,338 (adjusted for stock dividends) shares of Common Stock at exercise prices ranging from $7.81 per share to $18.39 per share. This figure has been reduced as result of forfeitures. Shares of Common Stock needed to satisfy exercises of options may be acquired through open market purchases, or may be satisfied through the use of authorized but unissued Common Stock. The current policy of the Board of Trustees is to use treasury stock or to acquire Common Stock in the open market to satisfy any exercised Options.

     Under the terms of the merger agreement and prior to the merger effective date, Prestige shall take all actions necessary to terminate the Stock Option Plan. Each person who becomes entitled to a cash payment in cancellation of an option award shall be required to enter into an agreement and release in complete and full satisfaction of all liabilities and obligations of Prestige Bancorp or Prestige Bank under such award and consideration of such cash payment.

MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST

     The shareholders of the Company, at the recommendation of the Board of Directors, adopted a Management Recognition and Retention Plan and Trust for the Company and its subsidiaries (the "Recognition Plan") at the Annual Meeting of the Company held on April 23, 1997. Officers and key employees of the Company and the Savings Bank, as well as non-employee directors of the Company and the Savings Bank, are eligible to receive benefits under the Recognition Plan.(1)

     The Recognition Plan is administered and interpreted by the Board of Directors of the Company. The Board of Directors of the Company has the option to appoint an advisory committee of two or more non-employee directors of the Company (the "Committee") to make recommendations concerning the award of Common Stock under the Recognition Plan and other administrative issues that arise. The Board of Directors of the Company has chosen Mark R. Schoen and James M. Hein as Trustees for the Recognition Plan.

     Awards under the Recognition Plan to officers and key employees are at the complete discretion of the Board of Directors of the Company. Non-employee directors of the Company and the Savings Bank have received, and will receive, awards of Common Stock on a formula basis. Under the formula applicable to non-employee directors on the date of the adoption of the Recognition Plan, each non-employee director of the Company and each non-employee director of the Savings Bank serving as a Director of the Company or the Savings Bank immediately after the adoption of the Recognition Plan was granted in 1997 an award of 1,000 shares of Common Stock plus 100 additional shares of Common Stock for each full year of service as a non-employee director of the Savings Bank. Subject to the availability of shares of Common Stock allocated to formula awards, (i) each new non-employee director of the Company or the Savings Bank participating in the Recognition Plan will receive an award of 1,000 shares of Common Stock upon election to the Board of Directors of the Company or the Savings Bank, and (ii) following the annual meeting of the stockholders, each non-employee director of the Company or the Savings Bank participating in the Recognition Plan will receive an award of Common Stock of 100 shares in consideration for serving as a director, and the chairperson of the Board of Directors of the Company shall be awarded an additional 100 shares of Common Stock. Any person serving in the capacity of a non-employee director for more than one corporation participating in the Recognition Plan (i.e. a person serving as a non-employee director of the Company and the Savings Bank) will be limited to receiving formula awards under the Recognition Plan with respect the one directorship that provides the formula award offering the greatest number of shares, and will be prohibited from receiving awards with respect to any other directorship. All formula awards are subject to availability.

     Shares of Common Stock granted pursuant to the Recognition Plan will be in the form of restricted stock to be earned and distributed, subject to certain exceptions, over a five-year period at a rate of 20% per year, beginning one year from the date of the grant of the award. Under certain circumstances, the awards may be revoked for misconduct.

     Until shares awarded to a recipient under the Recognition Plan have been earned and distributed, they may not be sold, pledged or otherwise disposed of and are required to be held in the Recognition Plan Trust. Under the terms of the Recognition Plan, all shares which have been awarded, but not yet been earned and distributed, are required to be voted by the Trustees in accordance with the directions of the recipients, and if no direction is provided by the recipient, the shares will not be voted by the Trustees. The Trustees will vote unawarded shares in the same proportion as they receive instructions from recipients with respect to the awarded shares which have not yet been earned and distributed. In the event that a tender offer is made, the Trustees shall tender shares held by the Trustees which have not been earned and distributed in the same proportion in which a recipient tenders

---------------

1 Under the terms of the Recognition Plan, affiliates of the Company may participate in the Recognition Plan. At this time there are no eligible affiliates of the Company except for the Savings Bank.

shares which have been earned and distributed. Any cash dividends or stock dividends, declared in respect of each share held by the Recognition Plan Trust, to the extent such dividends are attributable to vested and nonforfeitable shares will be paid by the Recognition Plan Trust as soon as practicable after the Recognition Plan Trust's receipt thereof to the recipient on whose behalf such share is then held by the Recognition Plan Trust. To the extent such dividends are attributable to shares that are not vested and nonforfeitable, such dividends will be retained in the Recognition Plan's Trust and paid, as soon as practical after the shares become vested and non-forfeitable, to the recipient on whose behalf the shares are held in the Recognition Plan's Trust; provided that if such shares so held are forfeited, such retained dividends will be allocated to the Plan Share Reserve (as defined in the Recognition Plan).

     A total of 52,095 shares of Common Stock (adjusted for stock dividends) has been reserved for issuance pursuant to the Recognition Plan, which is 4% of the Common Stock issued in connection with the Conversion. A total of 13,022 (adjusted for stock dividends) shares of Common Stock was reserved for purposes of making formula awards under the Recognition Plan, and all formula awards are subject to the availability of shares of Common Stock from such reserves, including forfeitures. This figure has been reduced as a result of forfeitures. Shares in the Recognition Plan were acquired through open market purchases. The Company has available sufficient shares of Common Stock to satisfy the awards outstanding as they vest. The Company granted outstanding shares of Common Stock to directors, officers and employees of the Company and the Savings Bank under the Recognition Plan in an aggregate of 52,922 (adjusted for stock dividends) shares of Common Stock. This figure has been reduced as result of forfeitures.

     Voting rights with respect to the held shares of the Recognition Plan Trust have been allocated among the beneficiaries of such Trust pro rata in accordance with the ratio of the awarded shares of a beneficiary to the total number of the awarded shares. The merger agreement provides that the Recognition Plans be terminated upon the merger.

EMPLOYMENT AGREEMENT/SEVERANCE PAYMENTS

     Mr. Schoen has separate employment agreements with the Company and with the Bank which are each to end December 28, 2002. The Terms of the agreements collectively provide for the compensation set forth in the Summary Compensation Table and otherwise described above. Mr. Schoen's employment agreements are terminable with or without cause by the Employers. Mr. Schoen shall have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination or termination by the Employers for cause, disability, retirement or death; provided, however, that for the remaining term of the employment agreements, Mr. Schoen may be entitled to supplemental disability benefits upon termination of employment due to disability. If Mr. Schoen's employment agreements are terminated by the Employers without cause, or for other that the disability, retirement or death of Mr. Schoen, Mr. Schoen, or in the event of his death, his beneficiary or estate, will be entitled to the continuation of the base salary and certain fringe benefits that Mr. Schoen was receiving at the time of such termination for the remaining term of the agreements. In the event Mr. Schoen's employment is terminated by one of the Employers but he remains employed by the other Employer, Mr. Schoen shall have no claim against the former Employer. Mr. Schoen's employment agreements have been amended to provide that in the event of a change in control of the company, he shall receive an amount not to exceed twenty-four months base salary (i.e. no more than $240,000) as severance. This same amount of severance is reflected in the merger agreement between the Company and Northwest Bancorp described in "Business of the Company", above.

     Each of Mr. Schoen's employment agreements provides that in the event that any of the payments to be made upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code, they will be reduced to the extent necessary to avoid being constituted as such. Management has been advised that they are not "excess parachute payments".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation of the executive officers of the Company and the Savings Bank is set annually by the Compensation Committee of the Company. Salaries of the executive officers of the Savings Bank cover the services provided for both the Savings Bank and the Company. There is no separate salary for service as an officer of the Company. However, during 2001 the OTS required that the Company and the Savings Bank, implement a reimbursement program whereby the Savings Bank is reimbursed by the Company for services rendered to the Company by Savings Bank employees. The Compensation Committee of the Company consists entirely of external Directors. For calendar year 2001, the Compensation Committee met twice. This Committee consisted of Michael R. Macosko (chairman), Martin W. Dowling and Charles P. McCullough. Each of these gentlemen participated in establishing executive compensation for the officers of the Company and the Savings Bank. No raises in executive compensation were recommended for fiscal year 2002. The Boards of Directors of the Company and the Savings Bank concurred with this recommendation.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     Salaried Executive Officers. The salaried executive officers of the Company and the Savings Bank consist of Mr. Mark. R. Schoen (Chief Executive Officer and President of the Company and Chief Executive Officer of the Savings
Bank), Mrs. Patricia A. White (Executive Vice President and Treasurer of the Company and President and Treasurer of the Savings Bank) and Mr. James M. Hein (Chief Financial Officer of the Company and the Savings Bank). The salaries of Messrs. Schoen and Hein and Mrs. White are set at the Savings Bank level. No separate salary is paid for service as an officer of the Company. However, the Company and the Savings Bank have entered into a reimbursement agreement whereby the Company reimburses the Savings Bank for such work performed by such officers on matters of the Company.

     Mr. Schoen, Chairman and Chief Executive Officer of both the Company and the Savings Bank and President of the Company, became a full-time employee on December 29, 2000 and received an annual base salary of $120,000 beginning January 1, 2001. Mr. Schoen also receives travel expenses of $250 per month and reimbursement for educational expenses, including tuition, for the executive masters program he attends at the University of Pennsylvania. For calendar year 2001, such accrued educational expenses were $18,000. Mr. Schoen is paid a monthly Chairman fee of $500 by both the Company and the Savings Bank. As an internal Savings Bank Director, Mr. Schoen receives $500 per Savings Bank Board Meeting, but he does not receive any committee fees.

     Report of Compensation Committee. The Compensation Committee meets annually to review compensation paid to senior management. The Compensation Committee reviews various published surveys of compensation paid to employees performing similar duties for depository institutions and their holding companies, with a particular focus on the level of compensation paid by comparable institutions in and around the Savings Bank market area, including institutions with total assets of $200 million. Although the Compensation Committee does not specifically set compensation levels for executive officers based on whether particular financial goals have been achieved by the Savings Bank, the Compensation Committee does consider the overall profitability of the Savings Bank when making these decisions. With respect to each particular employee, his or her particular contributions to the Savings Bank over the past year are also evaluated. The Compensation Committee formulates a recommendation on compensation and presents such recommendation to the Board of Directors of the Savings Bank. The executive officers of the Company and the Savings Bank abstain from board discussions with respect to executive compensation. No raises in executive compensation were recommended for fiscal year 2002. The Board of Directors of the Company and the Savings Bank concurred with this recommendation.
                                          Michael R. Macosko, Chairman
                                          Martin W. Dowling
                                          Charles P. McCullough

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     Stockholders of record as of the close of business on March 1, 2002, are entitled to one vote for each share of Common Stock of the Company then held. As of March 1, 2002, the Company had 1,059,371 shares of its common stock ("Common Stock") outstanding.

     Persons and groups owning 5% or more of the Company's Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership pursuant to the Securities Act of 1934, as amended (the "1934 Act"). As of April 16, 2002, management knows of no person who beneficially owns 5% or more of the Common Stock of the Company other than those individuals and the entity shown on the table immediately below. The following table sets forth as of March 1, 2002 certain information as to the Common Stock beneficially owned by the Prestige Bancorp Employee Stock Ownership Plan (the "ESOP") and each other 5% or greater stockholder of the Company and all executive officers and directors of the Company and Prestige Bank as a group.

                                   5% OR BETTER BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------
                                                           AMOUNT AND NATURE OF     PERCENT OF SHARES OF
                                                          BENEFICIAL OWNERSHIP OF       COMMON STOCK
                                                            COMMON STOCK AS OF       OUTSTANDING AS OF
          NAME AND ADDRESS OF BENEFICIAL OWNER                 MARCH 1, 2002           MARCH 1, 2002
          ------------------------------------            -----------------------   --------------------
Morris Propp............................................          100,985(1)                9.53%
366 Eagle Drive
Jupiter, FL 33477
Prestige Bancorp Employee Stock Ownership Plan..........          100,613                   9.50%
710 Old Clairton Road
Pleasant Hills, PA 15236
Jeffrey L. Gendell......................................           82,036(2)                7.74%
Tontine Financial Partners, L.P., et al
200 Park Avenue, Suite 3900
New York, NY 10166
John A. Stiver..........................................           76,364(3)                7.20%
710 Old Clairton Road
Pleasant Hills, PA 15236

---------------

(1) Based on a Schedule 13D filed on May 31, 2000 on behalf of Morris Propp and Melvin Heller.

(2) Based on a Schedule 13D filed on January 2, 2001 on behalf of Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Jeffrey L. Gendell.

(3) This figure includes 846 shares of Common Stock of the Company covered by vested options to purchase Common Stock of the Company held by Mr. Stiver. This figure is based on information on the Form 8-K filed by the Company on May 17, 2001.

     Information on the Ownership of Common Stock by Directors and Executive Officers is set forth above. See "Item 10. Directors and Executive Officers." Information on changes in control is set forth under "Merger Agreement" in Item
1. Business.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Common Stock of the Company is registered pursuant to Section 12(g) of the 1934 Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of such ownership reports, no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN TRANSACTIONS

     The Board of Directors approved a mortgage on the personal residence of Company and Savings Bank CEO Mr. Schoen for $191,000 at a rate of 5.875% for a term of 15 years which was sold on the secondary market. The Board of Directors believes that the terms of this loan are comparable to terms available to third party borrowers of the Savings Bank.

     The Board of Directors approved a mortgage on the personal residence of Company and Savings Bank Director Mr. McCullough for $85,000 at a rate of 5.875% for a term of 15 years which was sold on the secondary market. The Board of Directors believes that the terms of this loan are comparable to terms available to third party borrowers of the Savings Bank.

     The Board of Directors approved a line of credit of $178,000 for Company and Savings Bank Director Mr. Macosko secured by a first lien mortgage on the personal residence of Mr. Macosko. The outstanding balance under this line of credit bears interest at a variable rate based on the prime rate. All outstandings under this line of credit shall be due and payable, if not previously paid, on August 1, 2015. The outstanding principal balance of this line of credit on December 31, 2001 was $7,502. The Board of Directors believes that the terms of this loan are comparable to terms available to third party borrowers of the Savings Bank.

     Charles P. McCullough, a Director of the Company and Savings Bank, is an attorney and a shareholder with the law firm of Tucker Arensberg, P.C., which has been retained by the Savings Bank and the Company with respect to certain legal matters on an ongoing basis. The Company and the Savings Bank expect this relationship to continue.

     The Savings Bank retained media services from a company owned by the brother of one of the Savings Bank's officers. The total costs for such services in 2001, 2000 and 1999 were $45,366, $50,347 and $42,740 respectively.

     George Brikis became a Director of the Savings Bank on January 17, 2001. Mr. Brikis is a financial consultant and the owner of Brikis Financial Services Co., which has been retained by the Savings Bank with respect to certain financial matters on an ongoing basis. The Company and the Savings Bank expect this relationship to continue. Mr. Brikis commenced his consulting work for the Savings Bank on October 16, 2000 and received payments of $16,265 for work in 2000. Mr. Brikis received consulting fees of $113,707 for 2001. He will receive fees of negotiated hourly rates per project for interim commercial loan consulting in 2002.

     John Meegan became a Director of the Savings Bank on January 17, 2001. Mr. Meegan has been a senior vice president at Parker/Hunter, Inc. Prestige and Prestige Bank have accounts at Parker Hunter. Parker Hunter also makes a market in the stock of Prestige.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following documents are filed as part of this report and are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

     Independent Auditor's Report.

     Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

     Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     All financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3) EXHIBITS REQUIRED BY ITEM 601

                                                                                   PAGE # WHERE
                                                                                 ATTACHED EXHIBITS
                                                              REFERENCE TO      ARE LOCATED IN THIS
                                                            PRIOR FILING OR      FORM 10-K REPORT
REGULATION S-K                                               EXHIBIT NUMBER      OR THE INTEGRATED
EXHIBIT NUMBER                  DOCUMENT                    ATTACHED HERETO        ANNUAL REPORT
--------------   ---------------------------------------   ------------------   -------------------
      3.1        Certificate of Incorporation of                   *            Not Applicable
                 Prestige Bancorp, Inc.
      3.2        Bylaws of Prestige Bancorp, Inc.                  *            Not Applicable
      4          Rights of Security Holders                       ****          Not Applicable
     10.1        1997 Recognition and Retention Plan and          ***           Not Applicable
                 Trust for Officers, Directors and
                 Employees**
     10.2        1997 Stock Option Plan for Officers,             ***           Not Applicable
                 Directors and Employees**
     10.3        Employment Agreement among the Company,           *            Not Applicable
                 the Savings Bank and Patricia A. White
                 and James M. Hein, dated June 27,
                 1996**
     10.4        Loan Documents with FHLB of Pittsburgh           10.4          (filed with SEC;
                                                                                copy available from
                                                                                Company on request)
     10.5        Employment Agreement among the Company,          10.5          (filed with SEC,
                 the Savings Bank and John A. Stiver                            copy available from
                 dated as of December 30, 1998**                                Company on request)
     10.6        Employment Agreement among the Company           10.6          (filed with SEC,
                 and Mark R. Schoen dated as of March                           copy available from
                 21, 2001                                                       Company on request)
     10.7        Employment Agreement among the Savings           10.7          (filed with SEC,
                 Bank and Mark R. Schoen dated as of                            copy available from
                 March 21, 2001                                                 Company on request)
     10.8        Agreement and Plan of Merger by and              10.8          (filed with SEC,
                 among Northwest Bancorp, MHC, Northwest                        copy available on
                 Bancorp, Inc., Northwest Merger                                request)
                 Subsidiary, Inc., Northwest Savings
                 Bank, Prestige Bancorp, Inc. and
                 Prestige Bank, A Federal Savings Bank
     11          Statement re: Computation of Per Share                         Page 69 of this
                 Earnings                                                       Report
     21          Subsidiaries of Registrant                        *            Not Applicable
     99          Auditor Representation                                         Filed with this
                                                                                report

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

**** Articles 6 and 14 of the Articles of Incorporation of Prestige Bancorp,
     Inc. Such Certificate of Incorporation can be found as an exhibit to the Company's Registration Statement on Form S-1 (File

     No. 33-83666) filed by the Company with the SEC on May 9, 1996, as amended. A summary discussion on certain limitations on the rights of Stockholders can be obtained at pages 16 and 17 and pages 98 through 108 of the final prospectus filed by the Company with the SEC in connection with such Form S-1.

     (b) REPORTS ON FORM 8-K

     No reports or Form 8-K were filed during the quarter ended December 31, 2001.

     The Company's Annual Report to Shareholders and its Proxy Statement for the Annual Meeting of Shareholders will be mailed after the filing of this Annual Report. Copies of such items will be sent to the Commission when they are mailed to Shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 3, 2002                      PRESTIGE BANCORP, INC.

                                          By: /s/      MARK R. SCHOEN
                                            ------------------------------------
                                                       Mark R. Schoen
                                                   Chairman of the Board,
                                                  Chief Executive Officer
                                                       and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MARK R. SCHOEN                                 /s/ MARTIN W. DOWLING
--------------------------------------------       --------------------------------------------
Mark R. Schoen,                                    Martin W. Dowling
Chairman of the Board of Directors,                Director
Chief Executive Officer and President              Date: April 3, 2002
(Principal Executive Officer
Date: April 3, 2002

/s/ PATRICIA A. WHITE                              /s/ MICHAEL R. MACOSKO
--------------------------------------------       --------------------------------------------
Patricia A. White                                  Michael R. Macosko
Executive Vice-President, Treasurer and            Director
Director                                           Date: April 3, 2002
Date: April 3, 2002

/s/ JAMES M. HEIN                                  /s/ JAMES A. NANIA
--------------------------------------------       --------------------------------------------
James M. Hein                                      James A. Nania
Chief Financial Officer                            Director
(Principal Financial and Accounting Officer)       Date: April 3, 2002
Date: April 3, 2002

/s/ CHARLES P. MCCULLOUGH                          /s/ MORRIS PROPP
--------------------------------------------       --------------------------------------------
Charles P. McCullough                              Morris Propp
Director                                           Director
Date: April 3, 2002                                Date: April 3, 2002