Form 10-Q
period 2002-03-31
PRESTIGE BANCORP INC
filed 2002-05-06
CIK 1011145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002


                                       OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _____________ to ________________



                        Commission File Number 000-20715



                             PRESTIGE BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Pennsylvania                                        25-1785128
--------------------------------------------------      ----------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
  organization)                                         Identification Number)

            710 Old Clairton Road
        Pleasant Hills, Pennsylvania                              15236
-----------------------------------------------------   ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2002 there were 1,059,371 shares of the registrant's common stock outstanding, par value $1.00 per share.


================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                PAGE
-------       ---------------------                                                                                ----
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              March 31, 2002 (unaudited) and December 31, 2001                                                        1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended March 31, 2002 and 2001 (unaudited)                                                        2

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the three months ended March 31, 2002 and 2001 (unaudited)                                          3

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the three
              months ended March 31, 2002 and 2001 (unaudited)                                                        4

              Notes to Consolidated Financial Statements (unaudited)                                                  5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                          13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                             18


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                      19
Item 2.       Changes in Securities                                                                                  19
Item 3.       Defaults upon Senior Securities                                                                        19
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    19
Item 5.       Other Information                                                                                      19
Item 6.       Exhibits and Reports on Form 8-K                                                                       19

SIGNATURES                                                                                                           20
----------

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,        December 31,
                                                                                  2002              2001
                                                                             -------------       -------------
ASSETS                                                                         (Unaudited)
------
Cash and due from banks                                                      $     652,674       $   1,242,333
Interest-bearing deposits with banks                                            13,212,096          14,479,347
Investment securities:
     Available for sale                                                         24,871,194          25,045,805
     Held to maturity (market value $5,773,473 and
       $6,240,703 respectively)                                                  5,731,975           6,173,341
Net loans                                                                      136,833,996         137,500,075
Federal Home Loan Bank stock, at cost                                            2,790,000           2,790,000
Premises and equipment, net                                                      2,115,965           2,149,562
Accrued interest receivable                                                        894,586             942,307
Deferred tax asset                                                               2,164,563           2,152,870
Other assets                                                                     2,459,397           2,309,911
                                                                             -------------       -------------
Total assets                                                                 $ 191,726,446       $ 194,785,551
                                                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
     Non-interest-bearing deposits                                           $   7,001,665       $   6,640,440
     Interest-bearing deposits                                                 117,256,733         117,810,263
                                                                             -------------       -------------
           Total deposits                                                      124,258,398         124,450,703

     Federal Home Loan Bank advances                                            52,800,000          55,800,000
     Advance payments by borrowers for taxes and insurance                         980,929             734,813
     Accrued interest payable                                                      322,367             333,043
     Other liabilities                                                           1,672,635           1,709,744
                                                                             -------------       -------------
           Total liabilities                                                   180,034,329         183,028,303
                                                                             -------------       -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                       --                  --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,301,511 shares issued at March 31, 2002 and December 31, 2001,
       respectively                                                              1,301,511           1,301,511
     Treasury stock at cost: 242,140 shares at March 31, 2002
       and December 31, 2001, respectively                                      (2,699,348)         (2,699,348)
     Additional paid-in-capital                                                 12,786,267          12,780,907
     Unearned ESOP shares: 77,664 shares at March 31, 2002
       and December 31, 2001, respectively                                        (574,280)           (574,280)
     Retained earnings - substantially restricted                                  965,591           1,085,469
     Accumulated other comprehensive loss                                          (87,624)           (137,011)
                                                                             -------------       -------------
           Total stockholders' equity                                           11,692,117          11,757,248
                                                                             -------------       -------------
Total liabilities and stockholders' equity                                   $ 191,726,446       $ 194,785,551
                                                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                   2002               2001
                                                                -----------       -----------
Interest income:
  Interest and fees on loans                                    $ 2,362,380       $ 2,915,802
  Interest on mortgage-backed securities                            225,573           148,089
  Interest and dividends on other investment securities             116,362           387,727
  Interest on deposits in other financial institutions               50,242            71,214
                                                                -----------       -----------
       Total interest income                                      2,754,557         3,522,832
                                                                -----------       -----------
Interest expense:
  Interest on deposits                                              951,114         1,308,087
  Advances from Federal Home Loan Bank                              847,112           955,031
                                                                -----------       -----------
       Total interest expense                                     1,798,226         2,263,118
                                                                -----------       -----------
       Net interest income                                          956,331         1,259,714

Provision for loan losses                                            30,000            90,000
                                                                -----------       -----------
       Net interest income after provision for loan losses          926,331         1,169,714
                                                                -----------       -----------
Other income:
  Fees and service charges                                          202,513           204,945
  Net gain on sale of investments                                     1,515            30,535
  Loss on sale of assets                                             (1,245)             --
  Other income, net                                                   3,950             3,806
                                                                -----------       -----------
       Total other income                                           206,733           239,286
                                                                -----------       -----------
Other expenses:
  Salaries and employee benefits                                    557,379           611,863
  Premises and occupancy costs                                      136,910           140,725
  Federal deposit insurance premiums                                 15,292            15,146
  Data processing costs                                              73,500            70,271
  Advertising costs                                                  24,804            35,258
  Transaction processing costs                                       68,974            85,907
  ATM transaction fees                                               41,015            39,365
  Legal and professional expenses                                   257,766           200,402
  Other expenses                                                    138,538           153,959
                                                                -----------       -----------
       Total other expenses                                       1,314,178         1,352,896
                                                                -----------       -----------
       (Loss) income before income tax expense                     (181,114)           56,104

Income tax (benefit) expense                                        (61,236)           22,954
                                                                -----------       -----------
Net (loss) income                                               $  (119,878)      $    33,150
                                                                ===========       ===========
Basic (loss) earnings per share:
  Net (loss) income                                             $     (0.12)      $      0.03
  Weighted average number of common shares outstanding              982,214           976,862
Diluted (loss) earnings per share:
  Net (loss) income                                             $     (0.12)      $      0.03
  Weighted average number of common shares outstanding              982,587           976,862


   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                             ----------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (Unaudited)

                                                                 Common
                                                                  Stock                                Additional
                                             Comprehensive       $1.00 par          Treasury            Paid-in
                                                Income             value              Stock             Capital
                                             ============       ------------       ------------       ------------
BALANCE, December 31, 2001                                      $  1,301,511       $ (2,699,348)      $ 12,780,907
     Allocation of 1,473 ESOP shares                                    --                 --                5,360
     Net loss                                $   (119,878)              --                 --                 --
     Net unrealized gains on available
       for sale securities, net of tax
       of $32,256                                  48,384               --                 --                 --
     Reclassification adjustment for
       gains realized in net income net
       of tax of $512                               1,003               --                 --                 --
                                             ------------
     Comprehensive income                    $    (70,491)
                                             ============       ------------       ------------       ------------
BALANCE, March 31, 2002                                         $  1,301,511       $ (2,699,348)      $ 12,786,267
                                                                ============       ============       ============


BALANCE, December 31, 2000                                      $  1,162,313       $ (2,699,348)      $ 11,588,778
     Allocation of 1,375 ESOP shares                                    --                 --                1,382
     Net income                              $     33,150               --                 --                 --
     Net unrealized losses on available
       for sale securities, net of tax
       of $39,183                                  58,775               --                 --                 --

     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                           18,040               --                 --                 --
                                             ------------
     Comprehensive loss                      $    109,965
                                             ============       ------------       ------------       ------------

BALANCE, March 31, 2001                                         $  1,162,313       $ (2,699,348)      $ 11,590,160
                                                                ============       ============       ============
                                                                                    Accumulated
                                                                                      Other
                                                Unearned           Retained        Comprehensive
                                               ESOP Shares          Earnings       (Loss) Income            Total
                                               ------------       ------------       ------------       ------------
BALANCE, December 31, 2001                     $   (574,280)      $  1,085,469       $   (137,011)      $ 11,757,248
     Allocation of 1,473 ESOP shares                   --                 --                 --                5,360
     Net loss                                          --             (119,878)              --             (119,878)
     Net unrealized gains on available
       for sale securities, net of tax
       of $32,256                                      --                 --               48,384             48,384
     Reclassification adjustment for
       gains realized in net income net
       of tax of $512                                  --                 --                1,003              1,003

     Comprehensive income
                                               ------------       ------------       ------------       ------------
BALANCE, March 31, 2002                        $   (574,280)      $    965,591       $    (87,624)      $ 11,692,117
                                               ============       ============       ============       ============


BALANCE, December 31, 2000                     $   (615,670)      $  2,377,690       $   (263,831)      $ 11,549,932
     Allocation of 1,375 ESOP shares                   --                 --                 --                1,382
     Net income                                        --               33,150               --               33,150
     Net unrealized losses on available
       for sale securities, net of tax
       of $39,183                                      --                 --               58,775             58,775

     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                               --                 --               18,040             18,040

     Comprehensive loss
                                               ------------       ------------       ------------       ------------

BALANCE, March 31, 2001                        $   (615,670)      $  2,410,840       $   (187,016)      $ 11,661,279
                                               ============       ============       ============       ============


        The accompanying notes are an integral part of these statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2002            2001
                                                                               ------------    ------------
Operating activities:
  Net (loss) income                                                            $   (119,878)   $     33,150
                                                                               ------------    ------------
Adjustments to reconcile net (loss) income to net cash
(used)
  provided by operating activities:
     Depreciation of premises and equipment                                          57,306          69,373
     Amortization of premiums and discounts, net                                      1,928             763
     Non cash compensation expense related to MRP Plan                                6,356          35,803
     Non cash compensation expense related to ESOP benefit                           18,200          14,222
     Loss on disposal of assets                                                       1,245            --
     Gain on sale of equity securities                                               (1,515)        (28,967)
     Gain on calls of held to maturity securities                                      --            (1,568)
     Provision for loan losses                                                       30,000          90,000
     Decrease in other liabilities                                                  (49,949)       (113,304)
     Decrease in accrued interest payable                                           (10,676)       (184,596)
     Increase in deferred income taxes                                              (46,286)        (54,837)
     Decrease in accrued interest receivable                                         47,721          80,606
     (Increase) decrease in other assets                                           (155,842)        103,796
                                                                               ------------    ------------
       Total adjustments                                                           (101,512)         11,291
                                                                               ------------    ------------
       Net cash (used) provided by operating activities                            (221,390)         44,441
                                                                               ------------    ------------
Investing activities:
  Loan originations                                                             (11,489,268)     (4,856,897)
  Principal payments on loans                                                    12,125,347       7,966,157
  Principal payments on mortgage-backed securities available for
    sale                                                                            211,649          99,934
  Principal payments on mortgage-backed securities held to maturity                 431,829         323,730
  Principal payments on investment securities held to maturity                        8,364          37,847
  Proceeds from calls of held to maturity investment
    securities                                                                         --         4,000,000
  Proceeds from calls of available for sale investment
    securities                                                                         --         1,500,000
  Proceeds from sale of equity securities                                            97,937         118,768
  Purchases of available for sale investment securities                             (50,235)        (10,226)
  Purchases of premises and equipment                                               (24,954)        (15,243)
  Purchase of Federal Home Loan Bank stock                                             --              (100)
                                                                               ------------    ------------
       Net cash provided by investing activities                                  1,310,669       9,163,970
                                                                               ------------    ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and  insurance              246,116        (139,363)
  Payments on Federal Home Loan Bank advances                                    (3,000,000)     (7,500,000)
  Net increase in Money Market, NOW and Passbook savings accounts                 1,170,318       2,645,850
  Net (decrease) increase in certificate accounts                                (1,362,623)      4,870,708
                                                                               ------------    ------------
       Net cash used by financing activities                                     (2,946,189)       (122,805)
                                                                               ------------    ------------
Net (decrease) increase in cash and cash equivalents                             (1,856,910)      9,085,606
Cash and cash equivalents at beginning of period                                 15,721,680       5,871,023
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $ 13,864,770    $ 14,956,629
                                                                               ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                                 $               $     21,400

  Cash paid during the period for interest on deposits and
    borrowings                                                                    1,808,902       2,447,714

Supplemental schedule of noncash investing activity:
  Loans transferred to real estate owned                                       $       --      $       --

   The accompanying notes are an integral part of these financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1. BASIS OF ORGANIZATION:
   ----------------------

On February 14, 1996, the Board of Directors of Prestige Bank, F.S.B. (the Bank) adopted a Plan of Conversion (the Plan) from a federally chartered mutual savings bank to a federally chartered stock savings bank and the issuance of its stock to Prestige Bancorp, Inc., (the Corporation), a Pennsylvania corporation.

The Corporation sold 963,023 shares of its common stock (including 77,041 shares to its newly formed Employee Stock Ownership Trust (the ESOP)), at $10.00 per share. Simultaneously there was a corresponding exchange of all of the Bank's stock for approximately 50% of the net offering proceeds. The remaining portion of the net proceeds was retained by the Corporation net of $770,410, which was loaned to the ESOP for its purchase. The conversion and public offering were completed on June 27, 1996 with net proceeds from the offering, net of the ESOP loan, totaling $8,188,394, after offering expenses.

2.  BASIS OF PRESENTATION:
    ----------------------

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Corporation's Annual Report and Form 10-K.

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


                                                          Three Months Ended
                                                   ---------------------------------
                                                   March 31, 2002     March 31, 2001
                                                   --------------    ---------------
Basic (loss) earnings per share:
    Net (loss) income                                $(119,878)        $  33,150
    Average shares outstanding                         982,214           976,862
    (Loss) earnings per share                        $   (0.12)        $    0.03
Diluted (loss) earnings per share:
    Net (loss) income                                $(119,878)        $  33,150
    Average shares outstanding                         982,214           976,862
    Stock Options                                          373              --
                                                     ---------         ---------
    Diluted average shares outstanding                 982,587           976,862
    (Loss) earnings per share                        $   (0.12)        $    0.03

For the three months ended March 31, 2002 and 2001, options to purchase 96,504 and 85,097 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the Corporation's common shares for the period.

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

MERGER AGREEMENT

On February 7, 2002, Northwest Bancorp, Inc., the holding company for Northwest Savings Bank, and Prestige Bancorp, Inc. (and certain affiliated entities) entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire Prestige Bancorp and Prestige Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp and Northwest Bancorp are in the process of obtaining regulatory approval from applicable banking regulators to complete the merger. The transaction is expected to be completed by the beginning of the third quarter 2002 and is subject to approval by the Prestige Bancorp shareholders and applicable regulatory authorities.

3. INVESTMENT SECURITIES:
   ----------------------

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                          March 31, 2002
                                                    ---------------------------
                                                     Amortized          Market
                                                       Cost             Value
                                                    -----------      -----------
U.S. government and government
    agency obligations:
       Due after one and within five years          $   500,000      $   505,315
Corporate Debentures                                    494,331          421,595
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                            1,422,774        1,433,690
Government National Mortgage Association
    (GNMA) certificates:
       Due after ten years                            9,782,735        9,744,024
Federal National Mortgage Association
    (FNMA) certificates:
       Due after ten years                            1,037,705        1,043,161
Mutual fund investment                               10,851,073       10,849,022
Common stock portfolio                                  926,949          874,387
                                                    -----------      -----------
                                                    $25,015,567      $24,871,194
                                                    ===========      ===========

Investment securities held to maturity:

                                                          March 31, 2002
                                                    ---------------------------
                                                     Amortized          Market
                                                       Cost             Value
                                                    -----------      -----------
U.S. government and government
    Agency obligations:
       Due after ten years                          $ 1,099,089      $ 1,098,096
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years            1,569,931        1,628,057
       Due after ten years                              650,319          646,270
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                            1,059,302        1,064,771
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                            1,353,334        1,336,279
                                                    -----------      -----------
                                                    $ 5,731,975      $ 5,773,473
                                                    ===========      ===========

4. LOANS RECEIVABLE:
   -----------------

Loans receivable are summarized as follows:

                                                                     March 31,
                                                                       2002
                                                                  -------------
Real estate loans:
  1-4 family                                                      $ 101,234,065
  Construction                                                          899,900
  Commercial real estate                                              7,287,351
                                                                  -------------
                                                                    109,421,316
  Less- Undisbursed loan proceeds                                       324,350
                                                                  -------------
                                                                    109,096,966

Commercial business loans:                                           10,413,086

Consumer loans:
  Home equity                                                        13,228,014
  Student                                                             2,434,129
  Automobile                                                          1,531,018
  Collateral                                                            538,003
  Credit cards                                                          376,925
  Personal unsecured/other                                              360,698
                                                                  -------------
                                                                     18,468,787
                                                                  -------------
                                                                    137,978,839
  Less-  Allowance for loan losses                                    1,199,222
         Deferred loan costs                                            (54,379)
                                                                  -------------
                                                                  $ 136,833,996
                                                                  =============

5. ALLOWANCE FOR LOAN LOSSES:
   --------------------------

Activity with respect to the allowance for loan losses is summarized as follows:

                                                      Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                    2002               2001
                                                 -----------        -----------
Balance at beginning of period                   $ 1,166,606        $ 3,387,779
Provision for loan losses                             30,000             90,000
Charge-offs                                           (5,421)           (71,558)
Recoveries                                             8,037             26,652
                                                 -----------        -----------
Balance at end of period                         $ 1,199,222        $ 3,432,873
                                                 ===========        ===========

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of March 31, 2002 are as follows (amounts approximate):

April 1, 2002 to March 31, 2003                                      $37,726,376
April 1, 2003 to March 31, 2004                                       10,494,965
April 1, 2004 to March 31, 2005                                        4,707,935
April 1, 2005 to March 31, 2006                                        4,347,586
April 1, 2006 and thereafter                                           2,072,285
                                                                     -----------
                                      TOTAL                          $59,349,147
                                                                     ===========

Certificates of $100,000 or more                                     $11,873,186
                                                                     ===========

7. INCOME TAXES:
   -------------

The income tax (benefit) expense was as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                             --------------------------------
                                                                 2002               2001
                                                             -------------      -------------

                                     Federal                 $    (60,194)      $     18,125
                                       State                       (1,042)             4,829
                                                             -------------      -------------
                                                             $    (61,236)      $     22,954
                                                             =============      =============

8. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans were made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at March 31, 2002, and December 31, 2001, amounted to $402 and $7,502, respectively.

9. CAPITAL STOCK:
   --------------

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and shareholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $6,000 during the three months ended March 31, 2002, compared to $36,000 for the comparable period of 2001.

The aforementioned approval of the Option Plan made 130,239 options available for grant to employees and others who perform substantial services for the Corporation. As of March 31, 2002, the Corporation had granted 132,338 options of which 34,894 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of March 31, 2002, there had been 568 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years.

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


                                                                                      To Be Well Capitalized
                                                        For Capital Adequacy          Under Prompt Corrective
                                     Actual                   Purposes                   Action Provisions
                               -----------------        --------------------          -----------------------
                               Amount      Ratio        Amount         Ratio          Amount           Ratio
                               -------     -----        ------         -----          -------          -----
Total Capital (to Risk
  Weighted Assets):
         As of
March 31, 2002                 $11,810   12.06%        > $7,832       > 8.0%        > $9,790        > 10.0%
                                                       -              -             -               -
Tier 1 Capital (to Risk
  Weighted Assets):
         As of
March 31, 2002                 $10,611   10.84%        > $3,916       > 4.0%        > $5,874        >  6.0%
                                                       -              -             -               -
Tier 1 Capital (to
  Average Assets):
         As of
March 31, 2002                 $10,611    5.55%        > $7,648       > 4.0%        > $9,560        >  5.0%
                                                       -              -             -               -

11. COMMITMENTS AND CONTINGENT LIABILITIES:
    ---------------------------------------

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments as for all other lending. The Bank has outstanding various commitments to extend credit approximating $9.1 million as of March 31, 2002. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Bank's financial position or results of operations.

The Bank is involved in one case of lender liability and related claims. The Bank has available to it a number of potentially bona fide defenses to this case. Absent a position not asserted at this time by the insurance company, an insurance policy the Bank maintains, in all probability, will indemnify the Bank for compensatory damages and for fees and expenses. This policy has a deductible of $50,000. The plaintiffs have alleged damages, but a claim for their damages has not been quantified within the judicial process. The parties to the litigation have been unsuccessful in effecting an amicable resolution of the claims. At this preliminary stage, based solely upon facts known to this point, the Bank's management, after discussion with outside counsel, believes it has meritorious defenses to the plaintiffs' claims.

Please refer to Part II - Item 1. for a description of an additional potential legal contingency.

Additionally, the Bank is also subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims will not have a material adverse effect on the Bank's financial position or results of operations.

12. NEW ACCOUNTING STANDARDS:
    -------------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The impact and adoption of this standard is not expected to materially affect the Corporation's financial condition or results of operations.

The FASB has also issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement were required to be applied starting with fiscal years beginning after May 15, 2002. The impact and adoption of this standard is not expected to materially affect the Corporation's financial condition or results of operations.

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

MERGER AGREEMENT

On February 7, 2002, Northwest Bancorp, Inc., the holding company for Northwest Savings Bank, and Prestige Bancorp, Inc. (and certain affiliated entities) entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire Prestige Bancorp and Prestige Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp and Northwest Bancorp are in the process of obtaining regulatory approval from applicable banking regulators to complete the merger. The transaction is expected to be completed by the beginning of the third quarter 2002 and is subject to approval by the Prestige Bancorp shareholders and applicable regulatory authorities.

As part of the terms of the merger agreement, the Corporation has agreed that from the date of the merger agreement until the completion of the merger it will not make significant changes to its operations or make other decisions which may have a material affect on the operations or assets of the Corporation and the Savings Bank without the consent of Northwest Bancorp.

If the merger takes place, the Corporation and the Bank will cease to exist as separate entities.

For a more detailed description of the merger agreement, including certain provisions relating to restrictions on Prestige's considering competing proposals, liquidated damage provisions and additional representations, conditions and covenants, please see the information under "Proposal I" of the Proxy Statement filed with the Securities and Exchange Commission on April 26, 2002, which accompanied the Corporation's Annual Report for the period ended December 31, 2001. A copy of the merger agreement is attached as an exhibit to the Proxy Statement.

FINANCIAL CONDITION

    Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), one loan totaling $175,000, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of March 31, 2002, the Corporation had outstanding borrowings of $303,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

    At March 31, 2002, the Corporation's total assets amounted to $191.7 million compared with $194.8 million at December 31, 2001. During the first quarter 2002, total cash and cash equivalents decreased $1.9 million and net loans decreased $666,000. The $1.9 million or 11.8% decrease in cash and cash equivalents was primarily attributable to a $3.0 million decrease in Federal Home Loan Bank advances that was partially offset by a decrease in net loans of $666,000. The net loan decrease of $666,000 was primarily attributable to a decrease in commercial business and commercial real estate loans of $543,000 or 3.0%. Total stockholders' equity amounted to $11.7 million or 6.10% of total assets at March 31, 2002, compared to equity of $11.8 million or 6.04% of total assets at December 31, 2001. The $65,000 decrease in stockholders' equity was primarily attributable to a net loss of $120,000 for the quarter ended March 31, 2002. During 2000, the Board of Directors suspended its cash dividend to preserve capital due to net losses recognized by the Corporation. The merger agreement between the Corporation and Northwest Bancorp, Inc. described above restricts the Corporation's power to declare and pay dividends.

    The Corporation's nonperforming assets decreased $70,000 to $2.5 million at March 31, 2002, compared to $2.6 million at December 31, 2001. The decrease was primarily due to a decrease in nonperforming one-to-four family residential loans from $496,000 at December 31, 2001 to $444,000 at March 31, 2002. At March 31, 2002, the $1.6 million of nonperforming commercial business loans was comprised of five loans. One nonperforming commercial business relationship accounts for $1.4 million or 85.3% of the total nonperforming commercial business loans. The $1.4 million has an U.S. Government guarantee of the payment of principal. Currently, this commercial business is in bankruptcy, and management is working closely in the bankruptcy proceedings to protect its interests. Non-performing assets decreased $4.0 million when comparing March 31, 2002 to March 31, 2001. A majority of the $4.0 million decrease was due to the commercial loan sale that occurred during the fourth quarter 2001. This sale resulted in a $2.6 million reduction in non-performing commercial business and commercial real estate loans.

    The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                                                               MARCH 31,     DECEMBER 31,  MARCH 31,
                                                                                2002           2001         2001
                                                                                ----           ----         ----
                                                                                      (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential.........................................      $    444      $    496        $     82
Construction loans.....................................................            -             -               -
Consumer loans.........................................................           182           203             259
Commercial real estate.................................................            24            20           3,399
Commercial business loans..............................................         1,588         1,589           2,687
                                                                             --------      --------        --------
  Total nonperforming loans............................................         2,238         2,308           6,427
Real estate owned......................................................           271           271              86
                                                                             --------      --------        --------
  Total nonperforming assets...........................................      $  2,509      $  2,579        $  6,513
                                                                             ========      ========        ========
Total nonperforming loans as a
  Percentage of total loans............................................         1.62%          1.66%          4.18%
                                                                             =======       ========        =======

Total nonperforming assets as a
  Percentage of total assets...........................................         1.31%          1.32%          3.23%
                                                                             =======       ========        =======


RESULTS OF OPERATIONS

    General--The Corporation recorded a net loss for the quarter ended March 31, 2002 of $120,000 or ($.12) per diluted share compared to net income of $33,000 or $.03 per diluted share for the same quarter in the prior year. The net loss for the quarter ended March 31, 2002 of $120,000 reflects the excess of expenses over income. The Corporation had $956,000 in net interest income and $203,000 in income from fees and service charges. This was offset by $1.3 million in total other expenses. Included in the $1.3 million in total other expenses were $116,000 in merger related costs associated with the pending merger with Northwest Bancorp, Inc. The $33,000 net income for the three months ended March 31, 2001 was attributable to $1.3 million in net interest income and $205,000 in income from fees and service charges. This was partially offset by $1.4 million in total other expenses.

    INTEREST Income--The Corporation reported interest income of $2.8 million for the three months ended March 31, 2002, as compared to $3.5 million for the three months ended March 31, 2001. The interest income decrease of $768,000 or 21.8% for the quarter ended March 31, 2002, compared to the same period in the prior year can be attributed to a $553,000 or 19.0% decrease in interest and fees on loans. The decrease of $553,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable and a decrease in average loan balances. The average yield earned on loans receivable, during the quarter ended March 31, 2002, was 6.85% compared to 7.54% for the same period in 2001. Average loan balances for the first quarter 2002 were $137.9 million compared to $154.8 million for the same period in 2001.

    INTEREST Expense--Interest expense decreased $465,000 or 20.5% during the three months ended March 31, 2002 as compared to the same period last year. This decrease was due to a reduction in average interest-bearing liabilities and a decrease in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first quarter of 2002 were $123.0 million and $54.8 million, respectively, compared to $125.8 million and $60.5 million, respectively, for the same period in 2001. The weighted average interest rate on interest-bearing liabilities during the first quarter of 2002 was 4.05% compared to 4.86% for the same period in 2001.

    Provision for Loan Losses--During the three months ended March 31, 2002, the Corporation recorded provisions for losses on loans of $30,000 compared to $90,000 for the comparable period in 2001. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

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

    After completion of this process, management evaluates the adequacy of the existing reserve and establishes the provision level for the next month. When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the quarter ended March 31, 2002, the Corporation charged off three consumer loans totaling approximately $5,000.

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


                                                    MARCH 31, 2002        DECEMBER 31, 2001          MARCH 31, 2001
                                                 --------------------   -------------------------  ----------------------
                                                               % OF                      % OF                      % OF
                                                             LOANS IN                  LOANS IN                  LOANS IN
                                                               EACH                      EACH                      EACH
                                                             CATEGORY                  CATEGORY                  CATEGORY
                                                             TO TOTAL                  TO TOTAL                  TO TOTAL
                                                  AMOUNT       LOANS       AMOUNT        LOANS       AMOUNT        LOANS
                                                  ------       -----       ------        -----       ------        -----
                                                                           (DOLLARS IN THOUSANDS)
  One-to-four family residential...............  $    182     73.20%      $   196       72.68%    $    168        66.87%
  Construction.................................         1       .65            38         .82           17          .69
  Commercial business and
    commercial real estate.....................       748     12.80           716       13.10        2,817        19.72
Consumer:
  Automobile, home equity, student,
    share and other consumer....................      149     13.35           117       13.40           85        12.72
  Allocation to general risk....................      119        -            100          -           346           -
                                                 --------   --------      -------      -------     --------      -------
     Total.....................................  $  1,199    100.00%      $ 1,167       100.00%    $  3,433       100.00%
                                                 ========   =======       =======      =======     ========      =======

    OTHER INCOME--Total other income decreased $2,000, excluding net gains on sale of investments, for the three months ended March 31, 2002, compared to same period in 2001.

    OTHER EXPENSES--Total other expenses decreased $39,000 or 2.8% for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. Major factors for the decrease in total other expenses were decreases of $55,000 in salaries and employee benefits, $17,000 in transaction processing costs, and $15,000 in other expenses. This was partially offset by an increase in legal and professional fees of $57,000. Included in legal and professional fees during the quarter ended March 31, 2002 was $116,000 in merger related costs associated with the pending merger with Northwest Bancorp, Inc.

    INCOME TAXES-- The Corporation recorded an income tax benefit of $61,000 for the three months ended March 31, 2002. This compares to a $23,000 income tax expense for the same period in the prior year. Such decreases in income taxes were due to the Corporation recognizing a loss before income taxes of $181,000 for the three months ended March 31, 2002, compared to income before income taxes of $56,000, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Corporation, loan repayments made by the Corporation, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Corporation held at Savings Bank and short-term investments. The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the Investment/Asset and Liability Committee ("ALCO"). In addition, the Savings Bank invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At March 31, 2002, the Savings Bank had $52.8 million borrowed from the FHLB of Pittsburgh pursuant to various term loans with maturities of less than ten years.

    During the three months ended March 31, 2002, the Corporation's operating activities used net cash of approximately $221,000. The primary reasons for the $221,000 use of cash by operating activities was an increase in other assets of $156,000 and a net loss of $120,000 for the three months ended March 31, 2002. These were partially offset by $57,000 in depreciation of premises and equipment. During the three months ended March 31, 2001, net cash provided by operating activities was $44,000. The primary reasons for the $44,000 net cash provided by operating activities during the three months ended March 31, 2001 were a $104,000 decrease in other assets, $90,000 in provision for loan losses, $81,000 decrease in accrued interest receivable and $69,000 in depreciation of premises and equipment which was partially offset by a $185,000 decrease in accrued interest payable and a $113,000 decrease in other liabilities.

    Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2002. The primary reason for the $1.3 million net cash provided by investing activities was the Corporation had $12.1 million and $644,000 in principal payments on loans and mortgage-backed securities, respectively. This was partially offset by $11.5 million in loan originations. This compares with net cash provided by investing activities of $9.2 million for the three months ended March 31, 2001. The primary reason for the $9.2 million net cash provided by investing activities was the Corporation had $4.0 million and $1.5 million in investment securities held to maturity and available for sale, respectively, which were called and $8.0 million in principal payments received on existing loans. This was partially offset by $4.9 million in loan originations.

    Net cash used by financing activities for the three months ended March 31, 2002, was $2.9 million. This was primarily attributable to a decrease in FHLB advances of $3.0 million. During the same period last year, the Corporation experienced $123,000 in net cash used by financing activities. This was attributable to decreases in net FHLB advances of $7.5 million and $139,000 in advance payments by borrowers for taxes and insurance. This was partially offset by increases in total deposits of $7.5 million.

    The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At March 31, 2002, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 5.56%, 5.56%, and 12.06%, respectively, which exceeded applicable requirements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes in information relating to quantitative and qualitative disclosures about market risk has occurred from the preceding fiscal year to the date of the interim balance sheet contained in this report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management." of the December 31, 2001 Form 10-K of Prestige Bancorp, Inc. for further details.

         PRESTIGE BANCORP, INC.
PART II

Item 1.       LEGAL PROCEEDINGS

         On March 19, 2002, a writ of summons was filed in the Court of Common Pleas of Allegheny County against Prestige Bank, the Bank's Chief Executive Officer and its President by Donald A. and Carol L. Miller. On April 24, 2002, a complaint was filed by the Millers in the same court against the defendants named in the previous filing. The complaint demands approximately $389,000 in damages resulting from the alleged breach of a certain real estate lease of approximately 1800 square feet of space in connection with Prestige Bank's previous Bethel Park branch office. The Bank intends to file a motion to dismiss the action. Although counsel to the Bank and management anticipate that much of the claim may not be sustainable, it is premature to suggest any expected outcome at the present time.

         Other than the legal claim described above and in Note 11 of the Financial Statements, neither the Corporation nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2.       CHANGES IN SECURITIES

              Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              Not applicable.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              The Corporation filed a Form 8-K on February 8, 2002 disclosing the proposed merger of the Corporation with Northwest Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PRESTIGE BANCORP, INC.

Dated:  May 6, 2002                   By: /s/ Mark R. Schoen
                                          ------------------
                                          Mark R. Schoen,
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


Dated:  May 6, 2002                   By: /s/ James M. Hein
                                          -----------------------
                                          James M. Hein,
                                          Chief Financial Officer