Form 10-Q
period 2002-06-30
PRESTIGE BANCORP INC
filed 2002-08-22
CIK 1011145

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




               For the quarterly period ended June 30, 2002




                                       OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




            For the transition period from __________ to ___________



                        Commission File Number 000-20715



                             PRESTIGE BANCORP, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                     25-1785128
---------------------------------------         ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

      710 Old Clairton Road
  Pleasant Hills, Pennsylvania                                15236
--------------------------------------        -------------------------------
(Address of principal executive office)                    (Zip Code)

                                 (412) 655-1190
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                       -------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 22, 2002 there were 1,059,371 shares of the registrant's common stock outstanding, par value $1.00 per share.

================================================================================

                             PRESTIGE BANCORP, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                PAGE
Item 1.       Financial Statements

              Consolidated Balance Sheets of Prestige Bancorp, Inc. as of
              June 30, 2002 and December 31, 2001 (unaudited)                                                         1

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the three
              months ended June 30, 2002 and 2001 (unaudited)                                                         2

              Consolidated Statements of Income of Prestige Bancorp, Inc. for the six
              months ended June 30, 2002 and 2001 (unaudited)                                                         3

              Consolidated Statements of Stockholders' Equity of Prestige Bancorp, Inc.
              for the six months ended June 30, 2002 and 2001 (unaudited)                                             4

              Consolidated Statements of Cash Flows of Prestige Bancorp, Inc. for the six
              months ended June 30, 2002 and 2001 (unaudited)                                                         5

              Notes to Consolidated Financial Statements (unaudited)                                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                       15-21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                      22
Item 2.       Changes in Securities                                                                                  22
Item 3.       Defaults upon Senior Securities                                                                        22
Item 4.       Submission of Matters to a Vote of Security-Holders                                                    22
Item 5.       Other Information                                                                                      23
Item 6.       Exhibits and Reports on Form 8-K                                                                       23

SIGNATURES                                                                                                           24
----------

                             PRESTIGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,        December 31,
                                                                             2002              2001
                                                                         -------------    -------------
ASSETS
Cash and due from banks                                                  $     803,158    $   1,242,333
Interest-bearing deposits with banks                                        17,555,240       14,479,347
Investment securities:
     Available for sale                                                     23,975,916       25,045,805
     Held to maturity (market value $5,358,491 and
       $6,240,703 respectively)                                              5,397,613        6,173,341
Net loans (net of allowance for loan losses of $1,184,097 and
       $1,166,606 respectively)                                            132,299,443      137,500,075
Federal Home Loan Bank stock, at cost                                        2,640,000        2,790,000
Premises and equipment, net                                                  2,072,833        2,149,562
Accrued interest receivable                                                    876,680          942,307
Other assets                                                                 4,526,295        4,462,781
                                                                         -------------    -------------
Total assets                                                             $ 190,147,178    $ 194,785,551
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest-bearing deposits                                       $   6,858,874    $   6,640,440
     Interest-bearing deposits                                             115,357,343      117,810,263
                                                                         -------------    -------------
           Total deposits                                                  122,216,217      124,450,703

     Federal Home Loan Bank advances                                        52,800,000       55,800,000
     Advance payments by borrowers for taxes and insurance                   1,117,957          734,813
     Accrued interest payable                                                  319,023          333,043
     Other liabilities                                                       1,986,603        1,709,744
                                                                         -------------    -------------
           Total liabilities                                               178,439,800      183,028,303
                                                                         -------------    -------------
Stockholders' Equity:
     Preferred stock, $1.00 par value;
       5,000,000 shares authorized, none issued                                   --               --
     Common stock, $1.00 par value; 10,000,000 shares authorized,
       1,301,511 shares issued at June 30, 2002 and December 31, 2001,
       respectively                                                          1,301,511        1,301,511
     Treasury stock at cost: 242,140 shares at June 30, 2002
       and December 31, 2001, respectively                                  (2,699,348)      (2,699,348)
     Additional paid-in-capital                                             12,795,970       12,780,907
     Unearned ESOP shares: 74,718 and 77,664 shares at June 30, 2002
       and December 31, 2001, respectively                                    (552,490)        (574,280)
     Retained earnings - substantially restricted                              866,665        1,085,469
     Accumulated other comprehensive loss                                       (4,930)        (137,011)
                                                                         -------------    -------------
           Total stockholders' equity                                       11,707,378       11,757,248
                                                                         -------------    -------------
Total liabilities and stockholders' equity                               $ 190,147,178    $ 194,785,551
                                                                         =============    =============


The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                2002           2001
                                                             -----------    -----------
Interest income:
  Interest and fees on loans                                 $ 2,315,642    $ 2,788,417
  Interest on mortgage-backed securities                         213,875        139,711
  Interest and dividends on other investment securities          105,512        319,047
  Interest on deposits in other financial institutions            54,799        116,292
                                                             -----------    -----------
       Total interest income                                   2,689,828      3,363,467
                                                             -----------    -----------
Interest expense:
  Interest on deposits                                           906,486      1,279,583
  Advances from Federal Home Loan Bank                           814,271        897,903
                                                             -----------    -----------
       Total interest expense                                  1,720,757      2,177,486
                                                             -----------    -----------
       Net interest income                                       969,071      1,185,981

Provision for loan losses                                         30,000         90,000
                                                             -----------    -----------
       Net interest income after provision for loan losses       939,071      1,095,981
                                                             -----------    -----------
Other income:
  Fees and service charges                                       182,957        209,077
  Gain on sale of investments                                     30,668           --
  Other income, net                                                3,883          3,833
                                                             -----------    -----------
       Total other income                                        217,508        212,910
                                                             -----------    -----------
Other expenses:
  Salaries and employee benefits                                 554,131        617,347
  Gain on curtailment of pension plan                               --         (478,804)
  Premises and occupancy costs                                   124,299        134,326
  Federal deposit insurance premiums                              14,666         14,798
  Data processing costs                                           92,617         72,700
  Advertising costs                                               15,067         28,660
  Transaction processing costs                                    67,428         89,168
  ATM transaction fees                                            42,400         41,783
  Legal and professional expenses                                248,794        168,640
  Other expenses                                                 144,527        131,688
                                                             -----------    -----------
       Total other expenses                                    1,303,929        820,306
                                                             -----------    -----------
       (Loss) income before income tax (benefit) expense        (147,350)       488,585

Income tax (benefit) expense                                     (48,424)       189,644
                                                             -----------    -----------
Net (loss) income                                            $   (98,926)   $   298,941
                                                             ===========    ===========
Basic (loss) earnings per share:
  Net (loss) income                                          $     (0.10)   $      0.31
  Weighted average number of common shares outstanding           983,687        977,958
Diluted (loss) earnings per share:
  Net (loss) income                                          $     (0.10)   $      0.31
  Weighted average number of common shares outstanding           989,680        977,968


The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             PRESTIGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
Interest income:
  Interest and fees on loans                                 $ 4,678,022    $ 5,704,219
  Interest on mortgage-backed securities                         439,448        287,800
  Interest and dividends on other investment securities          221,874        706,774
  Interest on deposits in other financial institutions           105,041        187,506
                                                             -----------    -----------
       Total interest income                                   5,444,385      6,886,299
                                                             -----------    -----------
Interest expense:
  Interest on deposits                                         1,857,600      2,587,670
  Advances from Federal Home Loan Bank                         1,661,383      1,852,934
                                                             -----------    -----------
       Total interest expense                                  3,518,983      4,440,604
                                                             -----------    -----------
       Net interest income                                     1,925,402      2,445,695

Provision for loan losses                                         60,000        180,000
                                                             -----------    -----------
       Net interest income after provision for loan losses     1,865,402      2,265,695
                                                             -----------    -----------
Other income:
  Fees and service charges                                       385,470        414,022
  Gain on sale of investments                                     32,183         30,535
  Loss on disposal of assets                                      (1,245)          --
  Other income, net                                                7,833          7,639
                                                             -----------    -----------
       Total other income                                        424,241        452,196
                                                             -----------    -----------
Other expenses:
  Salaries and employee benefits                               1,111,510      1,229,210
  Gain on curtailment of pension plan                               --         (478,804)
  Premises and occupancy costs                                   261,209        275,051
  Federal deposit insurance premiums                              29,958         29,944
  Data processing costs                                          166,117        142,971
  Advertising costs                                               39,871         63,918
  Transaction processing costs                                   136,402        175,075
  ATM transaction fees                                            83,415         81,148
  Legal and professional expenses                                506,560        369,042
  Other expenses                                                 283,065        285,647
                                                             -----------    -----------
       Total other expenses                                    2,618,107      2,173,202
                                                             -----------    -----------
       (Loss) income before income tax (benefit) expense        (328,464)       544,689

Income tax (benefit) expense                                    (109,660)       212,598
                                                             -----------    -----------
Net (loss) income                                            $  (218,804)   $   332,091
                                                             ===========    ===========
Basic (loss) earnings per share:
  Net (loss) income                                          $     (0.22)   $      0.34
  Weighted average number of common shares outstanding           982,955        977,274
Diluted (loss) earnings per share:
  Net (loss) income                                          $     (0.22)   $      0.34
  Weighted average number of common shares outstanding           986,138        977,279


The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             PRESTIGE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                  Common
                                                                   Stock                             Additional
                                             Comprehensive       $1.00 par          Treasury           Paid-in            Unearned
                                             (Loss) Income          value             Stock            Capital          ESOP Shares
                                             ------------       ------------      ------------       ------------      ------------
BALANCE, December 31, 2001                                      $  1,301,511      $ (2,699,348)      $ 12,780,907      $   (574,280)
     Allocation of 2,946 ESOP shares                                    --                --               15,063            21,790
     Net loss                                $   (218,804)              --                --                 --                --
     Net unrealized gains on available
       for sale securities, net of tax
       of $100,927                                151,391               --                --                 --                --
     Reclassification adjustment for
       gains realized in net loss net
       of tax of $12,873                          (19,310)              --                --                 --                --
                                             ------------

     Comprehensive loss                      $    (86,723)
                                             ============       ------------      ------------       ------------      ------------

BALANCE, June 30, 2002                                          $  1,301,511      $ (2,699,348)      $ 12,795,970      $   (552,490)
                                                                ============      ============       ============      ============


BALANCE, December 31, 2000                                      $  1,162,313      $ (2,699,348)      $ 11,588,778      $   (615,670)
     Allocation of 2,750 ESOP shares                                    --                --                3,543            20,340
     Net income                              $    332,091               --                --                 --                --
     Net unrealized gains on available
       for sale securities, net of tax
       of $79,767                                 119,651               --                --                 --                --
     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                           18,040               --                --                 --                --
     Stock dividend declared:
       Common stock (12% per share)                                  139,198              --            1,183,183              --
       Cash in lieu of stock                                            --                --                 --                --


     Comprehensive income                    $    469,782
                                             ============       ------------      ------------       ------------      ------------

BALANCE, June 30, 2001                                          $  1,301,511      $ (2,699,348)      $ 12,775,504      $   (595,330)
                                                                ============      ============       ============      ============


                                                                 Accumulated
                                                                     Other
                                                 Retained       Comprehensive
                                                 Earnings       (Loss) Income            Total
                                               ------------       ------------       ------------
BALANCE, December 31, 2001                     $  1,085,469       $   (137,011)      $ 11,757,248
     Allocation of 2,946 ESOP shares                   --                 --               36,853
     Net loss                                      (218,804)              --             (218,804)
     Net unrealized gains on available
       for sale securities, net of tax
       of $100,927                                     --              151,391            151,391
     Reclassification adjustment for
       gains realized in net loss net
       of tax of $12,873                               --              (19,310)           (19,310)

     Comprehensive loss
                                               ------------       ------------       ------------

BALANCE, June 30, 2002                         $    866,665       $     (4,930)      $ 11,707,378
                                               ============       ============       ============


BALANCE, December 31, 2000                     $  2,377,690       $   (263,831)      $ 11,549,932
     Allocation of 2,750 ESOP shares                   --                 --               23,883
     Net income                                     332,091               --              332,091
     Net unrealized gains on available
       for sale securities, net of tax                 --              119,651            119,651
       of $79,767
     Reclassification adjustment for
       gains realized in net income net
       of tax of $12,495                               --               18,040             18,040
     Stock dividend declared:
       Common stock (12% per share)              (1,322,381)              --                 --
       Cash in lieu of stock                         (2,656)              --               (2,656)
     Comprehensive income
                                               ------------       ------------       ------------

BALANCE, June 30, 2001                         $  1,384,744       $   (126,140)      $ 12,040,941
                                               ============       ============       ============





The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             PRESTIGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                            2002                2001
                                                                         ------------       ------------
Operating activities:
  Net (loss) income                                                      $   (218,804)      $    332,091
                                                                         ------------       ------------
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities
     Depreciation of premises and equipment                                   112,638            136,211
     Amortization of premiums and discounts, net                                4,604              2,540
     Non cash compensation expense related to MRP Plan                         38,583             51,975
     Non cash compensation expense related to ESOP benefit                     40,743             29,223
     Gain on sale of equity securities                                        (32,183)           (28,967)
     Gain on calls of held to maturity securities                                --               (1,568)
     Loss on disposal of assets                                                 1,245               --
     Provision for loan losses                                                 60,000            180,000
     Increase in other liabilities                                            272,969             54,385
     Decrease in accrued interest payable                                     (14,020)          (314,678)
     Increase in deferred income taxes                                        (72,128)           (55,095)
     Decrease in accrued interest receivable                                   65,627            207,430
     Gain on curtailment of pension plan                                         --             (478,804)
     (Increase) decrease in other assets                                     (119,692)           349,042
                                                                         ------------       ------------
       Total adjustments                                                      358,386            131,694
                                                                         ------------       ------------
       Net cash provided by operating activities                              139,582            463,785
                                                                         ------------       ------------
Investing activities:
  Loan originations                                                       (17,873,373)       (15,678,364)
  Principal payments on loans                                              23,014,005         20,464,766
  Principal payments on mortgage-backed securities available for sale         595,551            177,739
  Principal payments on mortgage-backed securities held to maturity           759,308            659,400
  Principal payments on investment securities held to maturity                 13,847             50,531
  Proceeds from calls of held to maturity investment securities                  --            6,500,000
  Proceeds from calls of available for sale investment
   securities                                                                 500,000          3,000,000
  Proceeds from sale of equity securities                                     326,667            118,768
  Purchases of available for sale investment securities                      (100,373)       (10,051,372)
  Purchases of premises and equipment                                         (37,154)           (15,243)
  Redemption of Federal Home Loan Bank stock                                  150,000            899,900
                                                                         ------------       ------------
       Net cash provided by investing activities                            7,348,478          6,126,125
                                                                         ------------       ------------
Financing activities:
  Net change in advance payments by borrowers for taxes and
   insurance                                                                  383,144            273,873
  Payments on Federal Home Loan Bank advances                              (3,000,000)       (10,500,000)
  Net increase in Money Market, NOW and Passbook savings accounts           2,020,098          4,261,863
  Net (decrease) increase in certificate accounts                          (4,254,584)         3,692,912
  Cash paid in lieu of stock dividend                                            --               (2,657)
                                                                         ------------       ------------
       Net cash used by financing activities                               (4,851,342)        (2,274,009)
                                                                         ------------       ------------
Net increase in cash and cash equivalents                                   2,636,718          4,315,901
Cash and cash equivalents at beginning of period                           15,721,680          5,871,023
                                                                         ------------       ------------
Cash and cash equivalents at end of period                               $ 18,358,398       $ 10,186,924
                                                                         ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                           $       --         $     21,400

  Cash paid during the period for interest on deposits and
   borrowings                                                               3,533,003          4,755,281


The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             PRESTIGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

2.  BASIS OF PRESENTATION:

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading. However, such interim information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

                                                                         Three Months Ended
                                                       -------------------------------------------------------
                                                            June 30, 2002                  June 30, 2001
                                                       -------------------------      ------------------------
Basic (loss) earnings per share:
    Net (loss) income                                    $        (98,926)              $        298,941
    Average shares outstanding                                    983,687                        977,958
    (Loss) earnings per share                            $         (0.10)               $           0.31
Diluted (loss) earnings per share:
    Net (loss) income                                    $        (98,926)              $        298,941
    Average shares outstanding                                    983,687                        977,958
    Stock options                                                   5,993                             10
                                                       -------------------------      ------------------------
    Diluted average shares outstanding                            989,680                        977,968
    (Loss) earnings per share                            $          (0.10)              $           0.31

For the three months ended June 30, 2002 and 2001, options to purchase 1,651 and 96,866 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

                                                                          Six Months Ended
                                                       -------------------------------------------------------
                                                         June 30, 2002                      June 30, 2001
                                                       --------------------              ---------------------
Basic (loss) earnings per share:
    Net (loss) income                                    $       (218,804)                 $        332,091
    Average shares outstanding                                    982,955                           977,274
    (Loss) earnings per share                            $          (0.22)                 $           0.34
Diluted (loss) earnings per share:
    Net (loss) income                                    $       (218,804)                 $        332,091
    Average shares outstanding                                    982,955                           977,274
    Stock options                                                   3,183                                 5
                                                       --------------------              ---------------------
    Diluted average shares outstanding                            986,138                           977,279
    (Loss) earnings per share                            $          (0.22)                 $           0.34

For the six months ended June 30, 2002 and 2001, options to purchase 1,651 and 95,415 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Corporation's common shares for the period.

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

The following tables reflect the calculation of comprehensive income under SFAS No. 130.


                                                                   Three Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                                            2002                                    2001
                                            --------------------------------------    ---------------------------------
Net (loss) income                                               $     (98,926)                           $     298,941
Other comprehensive (loss) income:
   Unrealized gains on available for
     sale securities                        $     168,491                             $     101,460
   Less: Reclassification adjustment
     for gain included in net
     income                                       (30,668)                                        0
                                            --------------------------------------    ---------------------------------
Other comprehensive income
  before tax                                                          137,823                                  101,460
Income tax expense related to other
  comprehensive income                                                 55,129                                   40,584
                                                                ------------------                       --------------
Other comprehensive income,
  net of tax                                                           82,694                                   60,876
                                                                ------------------                       --------------
Comprehensive (loss) income                                     $      16,232                            $     359,817
                                                                ==================                       ==============



                                                                    Six Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                                            2002                                    2001
                                            --------------------------------------    ---------------------------------
Net (loss) income                                               $    (218,804)                           $     332,091
Other comprehensive (loss) income:
   Unrealized gains on available for
     sale securities                        $     252,318                             $     260,020
   Less: Reclassification adjustment
     for gain  included in net
     (loss) income                                (32,183)                                  (30,535)
                                            --------------------------------------    ---------------------------------
Other comprehensive income
  before tax                                                          220,135                                  229,485
Income tax expense related to other
  comprehensive income                                                 88,054                                   91,794
                                                                -------------                            -------------
Other comprehensive income,
  net of tax                                                          132,081                                  137,691
                                                                -------------                            -------------
Comprehensive (loss) income                                     $     (86,723)                           $     469,782
                                                                =============                            =============

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

MERGER AGREEMENT

On February 7, 2002, Northwest Bancorp, Inc., the holding company for Northwest Savings Bank (and certain affiliated entities), and Prestige Bancorp, Inc. and Prestige Bank entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire the Corporation and the Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp shareholders have approved this transaction. Prestige Bancorp and Northwest Bancorp have received regulatory approval for this merger transaction from all applicable banking regulators. The applicable banking regulators include the Pennsylvania State Department of Banking, the FDIC and the Office of Thrift Supervision. The merger transaction is expected to be completed before the close of the third quarter 2002 and in connection therewith the Corporation and the Bank will be merged out of existence.

3. INVESTMENT SECURITIES:

The cost and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                                                           June 30, 2002
                                                              ----------------------------------------
                                                                  Amortized              Market
                                                                    Cost                  Value
                                                              ------------------    ------------------
Corporate Debentures                                          $         494,385     $         418,280
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after ten years                                            1,356,421             1,396,032
Government National Mortgage Association
    (GNMA) certificates
       Due after ten years                                            9,492,967             9,562,302
Federal National Mortgage Association
    (FNMA) certificates:
       Due after ten years                                            1,008,593             1,037,203
Mutual fund investment                                               10,901,210            10,900,415
Common stock portfolio                                                  728,887               661,684
                                                              ------------------    ------------------
                                                              $      23,982,463     $      23,975,916
                                                              ==================    ==================

Investment securities held to maturity:

                                                                           June 30, 2002
                                                              ----------------------------------------
                                                                  Amortized              Market
                                                                    Cost                  Value
                                                              ------------------    ------------------
U.S. government and government
    agency obligations:
       Due after ten years                                    $       1,092,285     $       1,106,738
Federal Home Loan Mortgage
    Corporation (FHLMC) certificates:
       Due after five and within ten years                            1,448,262             1,527,217
       Due after ten years                                              595,126               411,096
Government National Mortgage
    Association (GNMA) certificates:
       Due after ten years                                              980,229             1,004,686
Federal National Mortgage
    Association (FNMA) certificates:
       Due after ten years                                            1,281,711             1,308,754
                                                              ------------------    ------------------
                                                              $       5,397,613     $       5,358,491
                                                              ==================    ==================

4. LOANS RECEIVABLE:
   -----------------

Loans receivable are summarized as follows:

                                                       June 30,
                                                         2002
                                                  -------------------
Real estate loans:
  1-4 family                                      $     99,304,507
  Construction                                             479,900
  Commercial real estate                                 7,026,223
                                                  -------------------
                                                       106,810,630
  Less- Undisbursed loan proceeds                          307,662
                                                  -------------------
                                                       106,502,968

Commercial business loans:                               8,902,236

Consumer loans:
  Home equity                                           13,157,787
  Student                                                2,324,052
  Automobile                                             1,342,799
  Collateral                                               508,225
  Credit cards                                             362,541
  Personal unsecured/other                                 321,189
                                                  -------------------
                                                        18,016,593
                                                  -------------------
                                                       133,421,797
  Less- Allowance for loan losses                        1,184,097
  Deferred loan costs                                      (61,743)
                                                  -------------------
                                                  $    132,299,443
                                                  ===================

5. ALLOWANCE FOR LOAN LOSSES:

Activity with respect to the allowance for loan losses is summarized as follows:

                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                        ---------------------------------------    ------------------------------------
                                              2002                 2001                 2002                2001
                                        -----------------   -------------------    ----------------    ----------------
Balance at beginning of period          $   1,199,222       $   3,432,873          $   1,166,606       $   3,387,779
Provision for loan losses                      30,000              90,000                 60,000             180,000
Charge-offs                                   (45,965)           (232,306)               (51,386)           (303,864)
Recoveries                                        840              17,279                  8,877              43,931
                                        -----------------   -------------------    ----------------    ----------------
Balance at end of period                $   1,184,097       $   3,307,846          $   1,184,097       $   3,307,846
                                        =================   ===================    ================    ================

6. DEPOSITS:

The scheduled maturities of the Bank's certificate accounts as of June 30, 2002 are as follows (amounts approximate):

    July 1, 2002 to June 30, 2003                      $    35,403,014
    July 1, 2003 to June 30, 2004                            9,017,168
    July 1, 2004 to June 30, 2005                            5,400,093
    July 1, 2005 to June 30, 2006                            4,186,022
    July 1, 2006 and thereafter                              2,450,889
                                                   --------------------
                                          TOTAL        $    56,457,186
                                                   ====================

    Certificates of $100,000 or more                   $    10,795,536
                                                   ====================

7. INCOME TAXES:
   -------------

The income tax (benefit) expense was as follows:

                              Three Months Ended                        Six Months Ended
                                   June 30,                                 June 30,
                    ---------------------------------------    ------------------------------------
                          2002                 2001                  2002                2001
                    -----------------    ------------------    -----------------    ---------------
Federal             $     (46,875)       $     152,925         $    (107,069)       $     171,050
State                      (1,549)              36,719                (2,591)              41,548
                    -----------------    ------------------    -----------------    ---------------
                    $     (48,424)       $     189,644         $    (109,660)       $     212,598
                    =================    ==================    =================    ===============

8. RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. In management's opinion, such loans are made in the normal course of business and were granted on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness at the time. Total loans to these persons at June 30, 2002, and December 31, 2001, amounted to $28,160 and $7,502 respectively.

9. CAPITAL STOCK:

On April 23, 1997, at the annual stockholders meeting, the Board of Directors and stockholders formally approved the Corporation's Stock Option Plan (the Option Plan) and Management Recognition and Retention Plan and Trust (the MRP Plan; the Option Plan and the MRP Plan herein are referred to as the Plans) as fully described in the Corporation's proxy statement dated March 31, 1997. In connection with the MRP Plan, the Corporation incurred compensation expense of approximately $33,000 and $39,000 during the three and six months ended June 30, 2002, respectively, compared to $16,000 and $52,000 for the comparable periods of 2001.

The aforementioned approval of the Option Plan made 130,239 options available for grant to employees and others who perform substantial services for the Corporation. As of June 30, 2002, the Corporation had granted 130,239 options of which 33,635 shares had been forfeited. The options are exercisable one year from the grant date and vest in equal installments over a period of five years. As of June 30, 2002, there had been 568 options exercised. The maximum term of any option granted under the Plan cannot exceed 10 years. In connection with the merger agreement with Northwest Bancorp, Inc., all of the in-the-money options will be purchased and canceled, and any out-of-money options canceled.

On May 16, 2001, the Board of Directors declared a stock dividend of 12% to shareholders of record of June 1, 2001 payable on June 15, 2001. All option data above have been restated to reflect the stock dividends.

For a more detailed description of the MRP Plan and Option Plan as it relates to the merger agreement with Northwest Bancorp, Inc., please see the information under "Proposal I" of the Proxy Statement filed with the Securities and Exchange Commission on April 26, 2002, which accompanied the Corporation's Annual Report for the period ended December 31, 2001. A copy of the merger agreement is attached as an exhibit to the Proxy Statement.

10. RETAINED EARNINGS AND REGULATORY CAPITAL:

The Savings Bank's actual capital amounts and ratios are presented below in the following table. There was no deduction from capital for interest-rate risk (amounts in thousands).


                                                                                           To Be Well Capitalized
                                                            For Capital Adequacy          Under Prompt Corrective
                                    Actual                        Purposes                   Action Provisions
                              ------------------            --------------------            --------------------
                              Amount       Ratio            Amount         Ratio            Amount         Ratio
                              ------       -----            ------         -----            ------         -----
Total Capital (to Risk
Weighted Assets):
    As of June 30, 2002       $11,781      12.37%          > $7,619       > 8.0%            > $9,524      > 10.0%
                                                           -              -                 -             -
Tier 1 Capital (to Risk
  Weighted Assets):
    As of June 30, 2002       $10,597      11.13%          > $3,809       > 4.0%            > $5,714      >  6.0%
                                                           -              -                 -             -
Tier 1 Capital (to
  Average Assets):
    As of June 30, 2002       $10,597       5.57%          > $7,611       > 4.0%            > $9,514      >  5.0%
                                                           -              -                 -             -


11. COMMITMENTS AND CONTINGENT LIABILITIES:

The Corporation incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend or receive credit. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses. In some instances, a portion of the commitments is not expected to be drawn upon; thus, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit is represented by their contractual amounts. The Corporation uses the same credit and collateral policies in making commitments as for all other lending. The Corporation has outstanding various commitments to extend credit approximating $7.9 million as of June 30, 2002. In the opinion of management, the funding of the credit commitments will not have a material adverse effect on the Corporation's financial position or results of operations.

The Bank is involved in one case of alleged lender liability and related claims. The Bank has available to it a number of potentially bona fide defenses to this case. Absent a position not asserted at this time by the insurance company, an insurance policy the Bank maintains, in all probability, will indemnify the Bank for compensatory damages and for fees and expenses. This policy has a deductible of $50,000. The plaintiffs have alleged damages, but a claim for their damages has not been quantified within the judicial process. The parties to the litigation have been unsuccessful in effecting an amicable resolution of the claims. At this preliminary stage, based solely upon facts known to this point, the Bank's management, after discussion with outside counsel, believes it has meritorious defenses to the plaintiffs' claims.

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

The FASB has issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The new requirements are effective prospectively for exit or disposal activities after December 31, 2002. Earlier adoption is encouraged. A company may not restate its previously issued financial statements. The new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3. The impact and adoption of this standard is not expected to materially affect the Corporation's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995


    In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Corporation and the Savings Bank operate), the impact of competition for the customers of the Savings Bank from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Corporation and the Savings Bank have no control), and other risks detailed in this Form 10-Q and in the Corporation's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission.

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

MERGER AGREEMENT

    On February 7, 2002, Northwest Bancorp, Inc., the holding company for Northwest Savings Bank (and certain affiliated entities), and Prestige Bancorp, Inc. and Prestige Bank entered into a definitive agreement under which Northwest Bancorp and Northwest Savings Bank would acquire the Corporation and the Bank, respectively. Under the terms of the agreement, the shareholders of Prestige Bancorp will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment by Northwest of approximately $14.7 million. Each of the Boards of Directors has approved the transaction. Due diligence has been completed. Prestige Bancorp shareholders have approved this transaction. Prestige Bancorp and Northwest Bancorp have received regulatory approval for this merger transaction from all applicable banking regulators. The applicable banking regulators include the Pennsylvania State Department of Banking, the FDIC and the Office of Thrift Supervision. The merger transaction is expected to be completed before the close of the third quarter 2002 and in connection therewith the Corporation and the Bank will be merged out of existence.

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

    For a more detailed description of the merger agreement, including certain provisions relating to restrictions on the Corporation's considering competing proposals, liquidated damage provisions and additional representations, conditions and covenants, please see the information under "Proposal I" of the Proxy Statement filed with the Securities and Exchange Commission on April 26, 2002, which accompanied the Corporation's Annual Report for the period ended December 31, 2001. A copy of the merger agreement is attached as an exhibit to the Proxy Statement.

FINANCIAL CONDITION

    Assets held directly by the Corporation include all of the outstanding capital stock of the Savings Bank, a loan receivable from the Prestige Bancorp Employee Stock Ownership Trust (the "ESOP"), one loan to a former CEO and director, deposits maintained at the Savings Bank, common stock of mostly savings associations or savings and loan holding companies and other assets (collectively the "Directly Held Assets"). Each stock ownership interest in the unrelated savings associations or savings and loan holding companies amounts to less than a 1.25% interest in such entities. As of June 30, 2002, the Corporation had outstanding borrowings of $240,000 from the Savings Bank to support cash levels. The loan is adequately secured in accordance with applicable law.

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

    At June 30, 2002, the Corporation's total assets amounted to $190.1 million compared with $194.8 million at December 31, 2001. During the six months ended June 30, 2002, net loans were reduced $5.2 million while total investment securities decreased $1.8 million. The net loan decrease of $5.2 million was primarily attributable to decreases in commercial business and commercial real estate loans of $2.3 million or 12.7% and one-to-four family real estate loans of $1.9 million or 1.9%. Total cash and cash equivalents increased $2.6 million. The $2.6 million or 16.8% increase in cash and cash equivalents was primarily attributable to the decrease in net loans of $5.2 million which was partially offset by a $3.0 million decrease in Federal Home Loan Bank advances. Total stockholders' equity amounted to $11.7 million or 6.16% of total assets at June 30, 2002, compared to equity of $11.8 million or 6.04% of total assets at December 31, 2001. During 2000, the Board of Directors suspended its cash dividend to preserve capital due to net losses recognized by the Corporation. The merger agreement between the Corporation and Northwest Bancorp, Inc. described above restricts the Corporation's power to declare and pay dividends.

    The Corporation's nonperforming assets decreased $49,000 to $2.5 million at June 30, 2002, compared to $2.6 million at December 31, 2001. The decrease was primarily due to a decrease in nonperforming consumer loans from $203,000 at December 31, 2001 to $154,000 at June 30, 2002. At June 30, 2002, the $1.5
million of nonperforming commercial business loans was comprised of four loans. One nonperforming commercial business relationship accounts for $1.3 million or 86.7% of the total nonperforming commercial business loans. The $1.3 million has an U.S. Government guarantee of the payment of principal. Currently, this commercial business is in bankruptcy, and management is working closely with the Bank's counsel in the bankruptcy proceedings to protect the Bank's interests. Non-performing assets decreased $3.7 million when comparing June 30, 2002 to June 30, 2001. A majority of the $3.7 million decrease was due to the commercial loan sale that occurred during the fourth quarter 2001. This sale resulted in a $2.6 million reduction in non-performing commercial business and commercial real estate loans.

    The following table sets forth the amounts and categories of the Savings Bank's nonperforming assets at the dates indicated. The Savings Bank had no loans classified as troubled debt restructurings during the periods indicated below.

                                                                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                                2002           2001           2001
                                                                                ----           ----           ----
                                                                                      (DOLLARS IN THOUSANDS)
Non-accruing loans:
One-to-four family residential.........................................      $    502      $    496        $     106
Consumer loans.........................................................           154           203              147
Commercial real estate.................................................            59            20            3,451
Commercial business loans..............................................         1,544         1,589            2,175
                                                                             --------      --------        ---------
  Total nonperforming loans............................................         2,259         2,308            5,879
Real estate owned......................................................           271           271              304
                                                                             --------      --------        ---------
  Total nonperforming assets...........................................      $  2,530      $  2,579        $   6,183
                                                                             ========      ========        =========
  Total nonperforming loans as a
    percentage of total loans..........................................         1.69%          1.66%            3.86%
                                                                             =======       ========       ==========

  Total nonperforming assets as a
    percentage of total assets.........................................         1.33%          1.32%            3.05%
                                                                             =======       ========        =========


RESULTS OF OPERATIONS

         GENERAL--The Corporation realized a net loss for the quarter ended June 30, 2002 of $99,000 or ($.10) per diluted share and a net loss for the six months ended June 30, 2002 of $219,000 or ($.22) per diluted share. Exclusive of merger-related expenses of $75,000 and $152,000 for the three and six-month periods ended June 30, 2002, net of tax, the net loss would have been $24,000 and $67,000 respectively. This compares to net income of $299,000 or $.31 per diluted share and $332,000 or $.34 per diluted share for the three and six month periods ended June 30, 2001, respectively. Excluding a curtailment gain realized by terminating the Bank's pension plan in 2001 of $292,000, net of taxes, net income was $7,000 or $.01 per diluted share for the quarter ended June 30, 2001 and $40,000 or $.04 per diluted share for the six months ended June 30, 2001.

    The net loss of $24,000 for the quarter ended June 30, 2002, exclusive of merger-related expenses, net of tax, represented a $31,000 decrease from the $7,000 net income for the same period in 2001, excluding the curtailment gain of $292,000, net of taxes. This $31,000 decrease was primarily attributable to a $157,000 decrease in net interest income after provision for losses on loans. This was partially offset by a reduction in other expenses of $106,000, exclusive of the merger related expenses.

    The net loss of $67,000 for the six months ended June 30, 2002, exclusive of merger-related expenses, net of tax, represented a $107,000 decrease from the $40,000 net income for the same period in 2001, excluding the curtailment gain of $292,000, net of taxes. This $107,000 decrease was primarily attributable to a $401,000 decrease in net interest income after provision for losses on loans. This was partially offset by a reduction in other expenses of $260,000, exclusive of the merger-related expenses.

    INTEREST INCOME--The Corporation reported interest income of $2.7 million for the three months ended June 30, 2002, as compared to $3.4 million for the three months ended June 30, 2001. The interest income decrease of $674,000 or 20.0% for the quarter ended June 30, 2002, compared to the same period in the prior year can be attributed to a $472,000 or 16.9% decrease in interest and fees on loans and a decrease of $213,000 or 66.8% in interest and dividends on other investment securities. The decrease of $472,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable and a decrease in average loan balances. The average yield earned on loans receivable, during the quarter ended June 30, 2002, was 6.86% compared to 7.33% for the same period in 2001. Average loan balances for the second quarter 2002 were $135.0 million compared to $152.2 million for the same period in 2001.

    The Corporation reported interest income of $5.4 million for the six months ended June 30, 2002, as compared to $6.9 million for the six months ended June 30, 2001. The interest income decrease of $1.4 million or 20.9% for the six months ended June 30, 2002, compared to the same period in the prior year can be attributed to a $1.0 million or 18.0% decrease in interest and fees on loans and a decrease of $485,000 or 68.6% in interest and dividends on other investment securities. The decrease of $1.0 million in interest and fees on loans was the result of a decrease in the average yield earned on loans receivable and a decrease in average loan balances. The average yield earned on loans receivable, during the six months ended June 30, 2002, was 6.86% compared to 7.43% for the same period in 2001. Average loan balances for the first six months of 2002 were $136.4 million compared to $153.5 million for the same period in 2001.

    INTEREST EXPENSE--Interest expense decreased $456,000 or 20.9% during the three months ended June 30, 2002 as compared to the same period last year. This decrease was due to a reduction in average interest-bearing liabilities and a decrease in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the second quarter of 2002 were $122.4 million and $52.8 million, respectively, compared to $129.4 million and $56.8 million, respectively, for the same period in 2001. The weighted average interest rate on interest-bearing liabilities during the second quarter of 2002 was 3.93% compared to 4.68% for the same period in 2001.

    Interest expense decreased $922,000 or 20.8% during the six months ended June 30, 2002 as compared to the same period last year. This decrease was due to a reduction in average interest-bearing liabilities and a decrease in the weighted average interest rate paid on interest-bearing liabilities. Average deposits and Federal Home Loan Bank (FHLB) of Pittsburgh advances during the first six months of 2002 were $122.7 million and $53.8 million, respectively, compared to $127.6 million and $58.6 million, respectively, for the same period in 2001. The weighted average interest rate on interest-bearing liabilities during the first six months of 2002 was 3.99% compared to 4.77% for the same period in 2001.

    PROVISION FOR LOAN LOSSES--During the three and six months ended June 30, 2002, the Corporation recorded provisions for losses on loans of $30,000 and $60,000, respectively, compared to $90,000 and $180,000 for the comparable periods in 2001. The Corporation establishes a provision for loan losses that is charged to operations. The allowance for loan losses is maintained at a level that is deemed to be appropriate based upon a comprehensive methodology that is to be updated on a monthly basis. This methodology includes:

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

    After completion of this process, management evaluates the adequacy of the existing reserve and establishes the provision level for the next month. When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, nonperforming, delinquent loans greater than ninety days and problem loans are to be reviewed monthly to determine potential losses. Generally, consumer loans are considered losses when 180 days past due. The Corporation's management is unable to determine in what loan category future charge-offs and recoveries may occur. Therefore, the entire allowance for loan losses is available to absorb future loan losses in any loan category. During the quarter ended June 30, 2002, the Corporation charged off six consumer loans totaling approximately $46,000 and for the six months ended June 30, 2002 the Corporation charged off nine loans totaling $51,000.

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

                                             JUNE 30, 2002        DECEMBER 31, 2001           JUNE 30, 2001
                                         ------------------       ------------------       ------------------
                                                     % OF                    % OF                      % OF
                                                    LOANS IN               LOANS IN                   LOANS IN
                                                      EACH                    EACH                      EACH
                                                    CATEGORY                CATEGORY                  CATEGORY
                                                    TO TOTAL                TO TOTAL                  TO TOTAL
                                         AMOUNT       LOANS       AMOUNT      LOANS        AMOUNT       LOANS
                                         ------      ------       ------      ------       ------      ------
                                                                           (DOLLARS IN THOUSANDS)
  One-to-four family residential......   $  206       74.26%      $  196       72.68%      $  168       68.65%
  Construction........................     --          0.36           38        0.82           23        0.81
  Commercial business and
    commercial real estate............      701       11.91          716       13.10        2,719       18.02
Consumer:
  Automobile, home equity, student,
    share and other consumer.........        89       13.47          117       13.40           79       12.52
  Allocation to general risk.........       188        --            100        --            319        --
                                         ------      ------       ------      ------       ------      ------
     Total...........................    $1,184      100.00%      $1,167      100.00%      $3,308      100.00%
                                         ======      ======       ======      ======       ======      ======

    OTHER INCOME--Total other income decreased $26,000 and $29,000, excluding net gains on sales of investments and losses on disposal of assets, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. These decreases were the result of lower fees and service charges earned. The primary reason for these decreases was a reduction in total transaction accounts which resulted when Prestige Bancorp, Inc. sold its Washington branch to Northwest Bancorp, Inc. in the fourth quarter 2001.

    OTHER EXPENSES--Total other expenses increased $5,000 or .38% for the quarter ended June 30, 2002, as compared to the same period ended June 30, 2001, excluding the pension plan curtailment gain of $479,000. The major factor for the increase in total other expenses was an increase in legal and professional fees of $80,000. Included in legal and professional fees during the quarter ended June 30, 2002 was $102,000 in merger related costs associated with the pending merger with Northwest Bancorp, Inc. This was partially offset by a reduction of $63,000 in salaries and employee benefits.

    Total other expenses decreased $34,000 or 1.3% for the six months ended June 30, 2002, as compared to the same period ended June 30, 2001, excluding the pension plan curtailment gain of $479,000. Major factors for the decrease were decreases of $117,000 in salaries and employee benefits, $39,000 in transaction processing costs and $24,000 in advertising costs. This was partially offset by an increase in legal and professional fees of $138,000. Included in legal and professional fees during the six months ended June 30, 2002 was $218,000 in merger related costs associated with the pending merger with Northwest Bancorp, Inc.

    INCOME TAXEs--The Corporation recorded an income tax benefit of $48,000 and $109,000 for the three and six months ended June 30, 2002, respectively. This compares to an income tax expense of $190,000 and $213,000 for the same periods in the prior year. Such decreases in income taxes were due to the Corporation recognizing a loss before income taxes of $147,000 and $328,000 for the three and six months ended June 30, 2002, compared to income before income taxes of $489,000 and $545,000, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are dividends from the Savings Bank, repayments by the ESOP of the loan it received from the Corporation, loan repayments, interest and dividends on debt and equity investments in other companies and interest earned on deposits of the Corporation held at Savings Bank and short-term investments. The primary sources of funds for the Savings Bank are deposits, advances from the FHLB of Pittsburgh, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments, and investment securities with callable features are greatly influenced by the movement of interest rates in general, economic conditions or competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable by the Investment/Asset and Liability Committee ("ALCO"). In addition, the Savings Bank invests in short-term interest-earning assets, which provides liquidity to meet lending requirements. The Savings Bank has also utilized advances from the FHLB of Pittsburgh. At June 30, 2002, the Savings Bank had $52.8 million borrowed from the FHLB of Pittsburgh pursuant to various term loans with maturities of less than ten years.

    During the six months ended June 30, 2002, the Corporation's operating activities provided net cash of approximately $140,000. The primary reasons for the $140,000 cash provided by operating activities were a $273,000 increase in other liabilities, $113,000 in depreciation of premises and equipment and a $66,000 decrease in accrued interest receivable. These were partially offset by a net loss of $219,000 and an increase in other assets of $120,000. During the six months ended June 30, 2001, the Corporation's operating activities provided net cash of approximately $464,000. The primary reasons for the $464,000 net cash provided by operating activities during the six months ended June 30, 2001 were $332,000 in net income, a $207,000 decrease in accrued interest receivable and $180,000 in provision for loan losses which was partially offset by a $315,000 decrease in accrued interest payable.

    Net cash provided by investing activities was $7.3 million for the six months ended June 30, 2002. The primary reason for the $7.3 million net cash provided by investing activities was the Corporation had $23.0 million and $1.4 million in principal payments on loans and mortgage-backed securities, respectively. This was partially offset by $17.9 million in loan originations. Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2001. The primary reason for the $6.1 million net cash provided by investing activities was the Corporation received $4.8 million in principal payments on existing loans in excess of new loans originated.

    Net cash used by financing activities for the six months ended June 30, 2002, was $4.9 million. This was primarily attributable to a reduction in certificate accounts of $4.3 million and a decrease in FHLB advances of $3.0 million. This was partially offset by a $2.0 million increase in non-certificate deposit accounts. Net cash used by financing activities for the six months ended June 30, 2001 was $2.3 million. This was attributable to decreases in net FHLB advances of $10.5 million that was partially offset by increases in total deposits of $8.0 million.

    The Savings Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital of 1.5%, core capital of 4.00% and risk-based capital of 8.00%. At June 30, 2002, the Savings Bank's tangible, core, and risk-based capital ratios amounted to 5.60%, 5.60%, and 12.37%, respectively, which exceeded applicable requirements.

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

                  PRESTIGE BANCORP, INC.
PART II


Item 1.       LEGAL PROCEEDINGS


         On March 19, 2002, a writ of summons was filed in the Court of Common Pleas of Allegheny County against Prestige Bank, the Bank's Chief Executive Officer and its President by Donald A. and Carol L. Miller. On April 24, 2002, a complaint was filed by the Millers in the same court against the defendants named in the previous filing. The complaint demanded approximately $389,000 in damages resulting from the alleged breach of a certain real estate lease of approximately 1,800 square feet of space in connection with Prestige Bank's previous Bethel Park branch office. The Bank subsequently filed a motion to dismiss the action, and on June 26, 2002, prior to a hearing on this motion, the Millers discontinued their lawsuit against all parties. Since the statute of limitations on the Millers' alleged claims has not expired, it is possible that they could re-file a complaint in the future. The Bank has no indication that the Millers intend to re-file their complaint, and plans no further activity in this matter.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         a) An annual meeting of stockholders of the Corporation was held on May 30, 2002 ("Annual Meeting").

         b)       1.  Mark R. Schoen, elected to new three year term
                  2.  Martin W. Dowling, elected to new three year term
                  3.  Morris Propp
                  4.  James A. Nania
                  5.  Patricia A. White
                  6.  Charles P. McCullough
                  7.  Michael R. Macosko

         c) There were 1,059,371 shares of Common Stock of the Corporation eligible to be voted at the Annual Meeting and 954,962 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                  1. Adoption of the Agreement & Plan of Merger, dated February 7, 2002, between Northwest Bancorp, Inc., Northwest Bancorp, MHC, Northwest Merger Subsidiary, Inc., Northwest Savings Bank, Prestige Bancorp, Inc. and Prestige Bank.


                           FOR        AGAINST    ABSTAIN     BROKER NON-VOTES*
                           ---        -------    -------     -----------------
                           710,334    85,392     433         158,803

                  Election of directors for a three-year term.
                                                         FOR           WITHHELD
                           Mark R. Schoen................776,580       178,382
                           Martin W. Dowling.............778,227       176,735

                  3. Postponement of Meeting if necessary to solicit more proxies. It was not necessary to call for a vote on this matter.

                  Proposals 1 and 2 were adopted by the stockholders of the Corporation.

                  *When no voting instructions are received and the item is one that may not be voted on by brokers, such as a merger, brokers deliver so-called "broker non-votes." Broker Non-Votes are not counted as votes for purposes of determining a majority of the votes cast.

           d)     Not applicable.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The Corporation filed a Form 8-K on August 7, 2002 and
           August 20, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PRESTIGE BANCORP, INC.

Dated:  August 22, 2002        By: /s/ Mark R. Schoen
                                   ------------------
                                    Mark R. Schoen,
                                    Chairman of the Board of Directors,
                                    Chief Executive Officer and President


Dated:  August 22, 2002        By: /s/ James M. Hein
                                   -----------------
                                    James M. Hein,
                                    Chief Financial Officer




     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
            PRESTIGE BANCORP, INC. PURSUANT TO 18 U.S.C. SECTION 1350

We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of Prestige Bancorp, Inc. for the period ending June 30, 2002:

         (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Prestige Bancorp, Inc.




By: /s/ Mark R. Schoen                         By: /s/ James M. Hein
    ------------------                             -----------------
     Mark R. Schoen,                                James M. Hein
     Chairman of the Board of Directors,            Chief Financial Officer
     Chief Executive Officer and President          August 22, 2002
     August 22, 2002